Form 10-K
period 1995-03-31
NETWORK GENERAL CORPORATION
filed 1995-06-28
CIK 844643

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1995

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to __________
                                    Commission file number 0-17431

                             NETWORK GENERAL CORPORATION
               (Exact name of registrant as specified in its charter)

                      DELAWARE                          77-0115204
           (State or other jurisdiction of             (IRS employer
            incorporation or organization)            identification no.)

                   4200 Bohannon Drive, Menlo Park, CA       94025
                 (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:   415/473-2000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $0.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
     -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1995 was $513,422,843 based on the closing sales price of the Company's Common Stock as reported on The Nasdaq National Market. As of April 30, 1995, the registrant had outstanding 21,850,250 shares of Common Stock, par value $0.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy statement for Annual Meeting of Stockholders scheduled to be held August 18, 1995, is incorporated by reference into Part III.

         This report including all exhibits and attachments contains 42 pages. The Exhibit Index is located on pages 36-38.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         NETWORK GENERAL CORPORATION

                           1995 FORM 10-K REPORT

                             Table of Contents


PART I

ITEM 1.  Business                                                        3

ITEM 2.  Properties                                                     13

ITEM 3.  Legal Proceedings                                              13

ITEM 4.  Submission of matters to a vote of security holders            13


PART II

ITEM 5.  Market for the registrants common equity and related
         stockholder matters                                            13

ITEM 6.  Selected Financial Data                                        14

ITEM 7.  Managements discussion and analysis of financial condition
          and results of operations                                     15

ITEM 8.  Financial statements and supplementary data                    20

ITEM 9.  Changes in and disagreements with accountants on accounting
         and financial disclosures                                      31


PART III

ITEM 10. Directors and executive officers of the registrant             31

ITEM 11. Executive compensation                                         32

ITEM 12. Security ownership of certain beneficial owners and
         management                                                     32

ITEM 13. Certain relationships and related transactions                 32


PART IV

ITEM 14. Exhibits, financial statement schedules and reports on
         Form 8-K                                                       36

PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Network General Corporation ("Network General" or the "Company") designs, manufactures, markets, and supports software-based fault and performance (also known as analysis and monitoring) solutions for managing computer networks. Recognizing the growing diversity of network technologies and the need to make them work together, Network General-Registered Trademark- develops products and services that help maximize network productivity and minimize downtime. The Company's product line consists of portable tools and centralized systems that use artificial intelligence-based software to facilitate real-time identification, diagnosis and resolution of network problems. The Company also provides product support, training, and network troubleshooting consulting services.

         The Company's portable tools are designed to analyze local area networks and internetwork segments. Network General's flagship portable product is the Expert Sniffer Network Analyzer-Registered Trademark. All of the Company's portable network analysis tools consist of software and a choice of network interface cards that run on a variety of portable and notebook personal computers.

         The Distributed Sniffer System-Registered Trademark- product ("DSS") is designed for monitoring and troubleshooting distributed enterprise and client/server networks. DSS consists of centralized console software that displays information received from distributed hardware-based servers. DSS facilitates centralized monitoring and analysis of local and remote network segments. With the Companys acquisition of ProTools, Inc. ("ProTools"), in January 1994, the Company acquired Products that use standards-based Remote Monitoring (RMON) technology. ProTools RMON technology (the Foundation Manager -Registered Trademark-product) enables proactive monitoring and performance analysis of network segments.

         Network General sells its products to domestic end users principally through its direct sales force. The Company sells its products to international end users through a combination of distributors, direct sales, systems integrators, and authorized resellers.

         Network General was incorporated in California in May 1986 and was reincorporated in Delaware in December 1987. Unless the context otherwise requires, "Network General" and "the Company" refer to Network General Corporation, a Delaware corporation, and its predecessors and subsidiaries.

THE MARKET FOR NETWORK ANALYSIS SYSTEMS AND TOOLS

         NETWORK MANAGEMENT PERSONNEL. Network General's largest group of customers can be classified as network management personnel who are directly responsible for supporting the operation of sophisticated data networks. Generally, these users are charged with the management of an enterprise-wide network which serves a department, a division of a large organization or the entire organization. The Company's network products are designed to enable local area network ("LAN") and wide area network ("WAN") managers to do their jobs more effectively with the following benefits to the organization:

         MINIMIZES NETWORK DOWNTIME. Network General's products provide monitoring and analysis capabilities to help find and solve problems quickly and minimize network downtime. The Company's artificial intelligence-based expert analysis software facilitates the pinpointing of problem origins and suggests diagnoses to expedite complex problem resolution.


         ALLOWS PROACTIVE NETWORK MANAGEMENT. Identifying problems before they occur is the key to effective network management. The Company's DSS and Sniffer-Registered Trademark-family of products automatically forewarns network professionals of symptoms before they become problems. Network General products help companies understand network activity and detect changes in network behavior. These Network General products also help network managers proactively plan network expansion. As a result, employees continue to perform key business functions on a network without interruption.

         REDUCES OPERATING COSTS. Network General's systems products provide centralized monitoring and analysis capabilities to help solve remote problems from a single location. By reducing the time needed to resolve problems, the Company's products maximize existing network personnel resources and minimize the need to hire additional network management professionals. As a result, travel and staffing expenses are reduced.

         OPTIMIZES NETWORK INVESTMENTS. To help eliminate unnecessary purchases of network equipment such as bridges and routers, Network General products assist network managers with effective bandwidth and configuration planning.

         SYSTEMS INTEGRATORS AND FIELD SERVICE ORGANIZATIONS. Many data processing and data communications organizations offer systems integration and service options to their customers. These services include designing, purchasing, implementing, and servicing the customer's entire data network, or servicing only the equipment and software which they have supplied. In either case, determining the cause of network problems is an ongoing issue for systems integrators and field service organizations. Diagnostic tools, including network analysis systems and tools like those offered by the Company, are useful in resolving such issues. Benefits to these organizations include:

         INCREASED CUSTOMER SATISFACTION. The Company's network fault and performance management products aid integrators and field service organizations in resolving customer problems more rapidly, enhancing customer satisfaction.

         REDUCED SERVICE EXPENSE. The ability to resolve problems rapidly, at the location site or from a central office, lowers the cost of service calls.

         GREATER LEVERAGE OF TECHNICAL EXPERTS. Network General's products allow relatively unskilled field service personnel to capture customer problems at the source for remote analysis by technical experts. As a consequence, technical experts do not need to travel or replicate problems, and their resources can be used more effectively.

TECHNOLOGY AND ARCHITECTURE

         Network General's fault and performance management products are designed to help network professionals effectively manage their growing networks. The Company's technology is available as a portable tool (the Expert Sniffer Network Analyzer) and as comprehensive systems (the Distributed Sniffer System and Foundation Manager). These products are available in a variety of operating systems and price points so customers can tailor monitoring and analysis solutions to their specific network and operating budget.

         NETWORK ANALYSIS PRODUCTS. The Company's network analysis products consist of software and the communications card necessary to run this software. The analysis software includes specialized code that interprets over 200 network protocols and utilizes artificial intelligence to diagnose network problems. Network General's analysis software operates on networks that utilize a mix of operating systems, protocols and physical connection technologies.

         Different software is written for each physical network connection technology. This software must manage the capture of packets of data in real time for display and analysis. It is extremely important that this software be highly efficient, since Expert Sniffer Analysis products examine data packets on the network rather than just packets destined for a particular node.

         Since 1992, Network General's analysis software has utilized artificial intelligence technology, known as "expert analysis". Expert analysis "learns" network configurations automatically as it captures packets for analysis. By automating the real time identification and diagnosis of network problems, expert analysis provides faster problem resolution. The expert analysis technology engineered in its Sniffer and DSS family of products provides network managers with a complete set of actionable information about their networks. Due to the automated recognition of problems, expert analysis permits less experienced network managers to manage their networks more effectively. The Company originally engineered expert analysis for use with portable Expert Sniffer Network Analyzers. Subsequently, the Company engineered this analysis software for the Distributed Sniffer

System. Today, the Distributed Sniffer System with Expert Analysis console software is compatible with UNIX and Microsoft Windows operating systems.

         The Company continues to develop new releases of its portable Sniffer Network Analyzer software including, additional topology and hardware platform options. In 1993, the Company introduced the Notebook Sniffer Analyzer-Trademark- to address the growing demand for lighter-weight, portable network analysis platforms. The first expert analysis product to support the Personal Computer Memory Card International Association (PCMCIA) Type II standard, the Notebook Sniffer Analyzer (comprised of software and a PCMCIA network interface card) supports a variety of popular, lightweight 486-based notebook computers. In 1994, the Company began shipping Network General Reporter, an application that allows users to easily generate management reports from information generated by other Network General products.

         Today, portable Sniffer Network Analyzers and the Distributed Sniffer System deliver expert analysis solutions that respond in real time, automatically learn about each network segment, and expedite solutions to network problems. Portable Expert Sniffer Network Analyzers and the Distributed Sniffer System examine network segments for symptoms, diagnose problems, explain diagnoses, and recommend corrective action.

         NETWORK MONITORING PRODUCTS. The addition of ProTools, distributed monitoring technology (Foundation Manager) provides standard-based monitoring technology which enables proactive monitoring and performance analysis of network segments. This capability is delivered via a centralized console and hardware probes and/or software agents distributed throughout the network.

         The Foundation Manager remote monitoring, or RMON product, allows network professionals to monitor network activity on every LAN segment. To centrally monitor all network configurations, Foundation Manager RMON products offer expandable options - from single-segment LANs to distributed client/server networks. Foundation Manager products display statistics and provide network managers a view into activity along the network.

         Using the Internet Engineering Task Force standard for Ethernet and token ring LANs, the Company's RMON products provide 24-hour monitoring of remote network segments. In addition to fully complying with the industry standard, the Company's RMON products use customized software implementations that enable proactive network planning via baselining, trend graphing, and reporting mechanisms.

PRODUCTS AND SERVICES

     TOOLS

         PORTABLE EXPERT SNIFFER ANALYZER PRODUCTS. Network General began shipping Sniffer Network Analyzer products in September 1986. In order to address the growing complexity of multivendor, multiprotocol, multitopology network environments, Network General has designed and tested its software to run on a variety of computer platforms. The product is intended to be used as a portable tool, either on a 'portable' or 'notebook' sized computer platform, but it can also be installed on a 'desktop' computer platform if the user desires it.

         Network General markets its Sniffer Network Analyzer software in a 'module-level' configuration which includes software and a communications card. Each Sniffer Network Analyzer offers customers a combination of the following: (i) up to four physical connection technologies, (ii) over 200 protocol interpreter suites, (iii) Expert Analysis technology, and (iv) software configured for a variety of computer platforms. As a result, Sniffer Network Analyzers can adapt to customers' specific analysis needs as their network configurations change.

         While the functions performed by the Sniffer family of products are complex, a great deal of design effort has gone into making the use of each Sniffer Network Analyzer relatively simple. A unique user interface with an intuitive menuing system allows customers to become productive quickly.

         Network General offers the ability to capture information from four different physical connection technologies; Ethernet, 16/4 Mbps token ring, FDDI, and internetworks. Network General offers the following protocol interpreter suites with Expert Sniffer Network Analyzers:

         TCP/IP, Novell NetWare, DECnet, Sun NFS, X-Window, IBM, AppleTalk, Banyan VINES, OSI, NetBIOS, OS/2 LAN Manager, 3Com 3+Open,SQL*NET, XNS/MS-Net, IBM LAN Server, Bridge/Router HDLC, X.25, and Frame Relay.

         In addition to the families of protocol interpreters provided by Network General, network managers can write their own protocol interpreters using the Company's defined and documented interface for custom protocol interpreters.

         Currently the price range for module-level versions of Expert Sniffer Network Analyzer products is approximately $9,995 to $18,500 per unit for initial purchases, depending on the number and type of network topologies selected. Customers may also purchase the required platform from either the Company or from suppliers.

         PCI LINE OF PRODUCTS. The Company's tool products include the PCI line of WAN analysis products. A WAN is a data communications network that spans relatively long distances, typically using a public telephone network or a public data communications network as its data transmission media. The recommended price range for Network General's PCI WAN analysis products is $2,000 to $15,000. The PCI line of WAN analysis products accounted for less than 5% of the Company's revenues in fiscal year 1993, fiscal year 1994 and fiscal year 1995. The Company believes that its existing channels are no longer the most efficient method for distributing the PCI line of products. Accordingly, the Company entered into an agreement with Atelco Ltd., which gave
NexTest, Inc., a wholly owned subsidiary of Atelco Ltd., world wide distribution rights for the PCI line of products effective April 1, 1994, in exchange for distribution fees paid to Network General. Network General retains ownership of, and presently intends to further develop the related technology.

     SYSTEMS

         DISTRIBUTED SNIFFER SYSTEM. Network General first shipped its Distributed Sniffer System troubleshooting products in June 1991 and has been enhancing the product since then, primarily to add additional protocol decoders and system functionality. DSS allows customers to monitor and diagnose problems on complex, multisegment networks from centralized locations. With the addition of expert analysis capabilities, DSS provides automatic problem diagnosis and recommends solutions which are displayed on a console to enable network managers to fix problems faster. A Distributed Sniffer System consists of one or more servers, and consoles.

         Distributed Sniffer Systems analysis products are comprised of SniffMaster consoles and distributed intelligent Sniffer Servers which analyze, process, and consolidate information from individual network segments. When placed on distributed segments, Sniffer Servers communicate through the network to one or more central SniffMaster consoles. Information from the same Sniffer Server can be viewed by network managers at various locations concurrently. Sniffer Servers provide continuous 24-hour alarm functions and analysis of network segments. DSS communicates alarm information to network management stations to integrate analysis with other network management functions on a single console. To speed centralized network analysis and further maximize customers' hardware investments, DSS monitoring and analysis solutions are also integrated with leading network management system platforms and operating systems.

         Distributed Sniffer System analysis products are available for Ethernet, 16/4 Mbps token ring, FDDI and internetwork topologies. Network General offers the following protocol interpreters with the Distributed Sniffer System:

         TCP/IP, Novell NetWare, DECnet, Sun NFS, X-Window, IBM, AppleTalk, Banyan VINES, OSI, NetBIOS, OS/2 LAN Manager, 3Com 3+Open, XNS/MS-Net, IBM LAN Server, Bridge/Router HDLC, X.25, and Frame Relay.

         The price range for a Sniffer Server is approximately $7,495 to $20,495, depending upon the topology selected. The price range for SniffMaster-Registered Trademark- console software is approximately $3,995 to $4,995 depending upon the operating system selected.

         FOUNDATION MANAGER (MONITORING PRODUCTS). Foundation Manager is comprised of distributed agents, (Cornerstone Agents) probes (Cornerstone Probes-Trademark), and consoles which monitor Ethernet and token ring network communications continuously. Centralized Foundation Manager consoles display and process information from Cornerstone Agents and Cornerstone Probes on individual network segments.

         Foundation Manager offers standards-based Remote Monitoring (RMON) technology. These monitoring products allow network managers to baseline normal network behavior. Foundation Manager provides an early warning system that detects changes in network activity. Supported by continuous 24-hour alarm functions, network managers can conduct performance analysis of network segments using Foundation Manager. To preserve customers' investments in RMON-compatible products, Foundation Manager fully supports the Internet Engineering Task Force industry standards for remote monitoring. With Foundation Manager, network managers have better access to network statistics such as utilization and communication information to better understand current network behavior and plan for future growth.

         The price for Cornerstone Agent software is approximately $1,200. The price range for Cornerstone Probes, which combine software and hardware, is approximately $2,995 to $3,495, depending upon the topology selected. The price for Foundation Manager console software is approximately $5,995.

     SERVICES

         Network General supports its products directly domestically and with the assistance of its distributors internationally. The Company currently offers a range of services, including product support, training, and network performance consulting.

         Network General's products are sold with a first-year support agreement included in the price. Network General also offers a range of extended support services for its products for a fixed fee. Customers whose products are under first year or extended support agreements are entitled to receive product support services, which include software upgrades at no charge, hardware and software support, phone-in technical support, and bulletin board access. In addition, first year support agreements include a warranty on all hardware components purchased from the Company. Warranty costs to date have not been significant.

         During fiscal 1994 year and fiscal year 1995, Network General expanded its sales efforts related to extended software service support agreements, promoting the purchase of these agreements at the time of original product order. Because the Company recognizes the revenues from these agreements over the term of the agreement, sales of these agreements contributed to a significant increase in deferred revenue related to support services.

         The Company also offers introductory, intermediate and advanced training courses designed for LAN and WAN technicians and network managers. During the fiscal year ended March 31, 1995, classes were held at Network General training facilities in Menlo Park, California, Beaverton, Oregon, and Atlanta, Georgia. In fiscal year 1995, Network General expanded its sales efforts related to training courses, since the Company believes that training creates increased awareness of and demand for the Company's products. This caused a large growth in sales of training courses in fiscal year 1995. Due to the large increase in demand for training courses, the Company has opened new training centers in Chicago, Illinois and Anaheim, California. Training courses were also held in major cities throughout the United States and internationally, as well as at customer facilities.

         Network General offers consulting services which provide network monitoring and analysis expertise to customers. These services are offered at Network General's California facilities and at remote customer locations.

         The Company's revenues from services represented 19%, 16%, and 15% of the Company's revenues in each of the three fiscal years ended March 31, 1995, 1994 and 1993, respectively.

DISTRIBUTION, MARKETING AND CUSTOMERS

         DISTRIBUTION Network General sells its products to end users in the United States and Canada primarily through its direct sales force and, to a lesser extent, through resellers and systems integrators. The Company sells its products internationally through a combination of direct sales, distributors, resellers, and systems integrators. The Company's distributors, resellers, and systems integrators do not receive sales commissions, but are entitled to purchase at a discount (relative to suggested end-user prices) for the products which they resell.

         UNITED STATES AND CANADIAN SALES FORCE. Beginning in 1992, the Company began a transition away from distribution through independent manufacturers' representatives to a more comprehensive direct sales force. Independent manufacturers' representatives sell and represent lines of products in addition to those of Network General. Further, these distributors and manufacturers' representatives may not have the resources to expand their operations to meet increased demand for Network General's products. Accordingly, the Company decided to create a direct sales force that would concentrate solely on Network General's products. In addition, the Company has the ability to add additional sales representatives in areas where demand for the Company's products has increased, where the independent manufacturers' representatives may not have been willing to make such an investment.

         In March 1995, the Company reacquired the exclusive right to distribute its products from Atelco, Limited ("Atelco") through an Asset Purchase Agreement. In connection with that agreement, the Company's wholly-owned subsidiary, Network General (Canada) Limited hired a direct sales force of approximately 10 people from Atelco.

         The expansion of the Company's US and Canadian direct sales force has increased the fixed portion of the Company's sales and marketing expenses. Independent manufacturers' representatives were paid solely on commission which varies with revenues, while the Company's US and Canadian direct sales personnel receive a fixed base salary and a variable commission based on revenues. Therefore, lower-than-anticipated revenues would have a greater adverse impact on operating results with an internal domestic sales force than they would have had if only manufacturers' representatives were employed.

         DOMESTIC DISTRIBUTORS. Although Network General sells its products to end users in the United States primarily through its direct sales force, purchase orders to Network General are also solicited by resellers, systems integrators and manufacturers' representatives for Network General's products based upon sales leads which are often generated by Network General's marketing efforts.

         INTERNATIONAL DISTRIBUTION. International sales accounted for approximately $31.0 million, $25.7 million, and $20.7 million in revenues in fiscal 1995, 1994 and 1993, respectively. Network General believes that export sales may represent an increasingly significant portion of its product sales in the future. Accordingly, the Company is expanding its international sales activities and is incurring additional related costs. As of March 31, 1995, the Company had 28 employees whose responsibilities primarily included sales outside the United States, as compared to 27 on March 31, 1994 and 16 on March 31, 1993.

         The Company established its first direct sales efforts in major overseas markets in 1993. However, the Company generates most of its international revenues primarily from sales by distributors, resellers and system integrators. No single distributor accounted for 10% or more of the Company's revenues in any one of the three fiscal years ended March 31, 1995, 1994, or 1993. The Company had approximately 56 international distributors as of March 31, 1995, and had approximately 42 international distributors as of March 31, 1994 and March 31, 1993. Network General retains the option to terminate these relationships if sales quotas are not attained.

         Network General is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company offers 45 day net terms internationally as compared to 30 day net terms in the United States. Also, collection of overdue international receivables generally is more difficult because it must be carried out under foreign legal systems. Prior to fiscal 1994, all sales outside of the United States were denominated in U.S. dollars. However, the Company began to make direct sales in foreign currencies in fiscal 1994. The amount of revenues from direct sales in foreign currencies was not a significant portion of international revenues in fiscal 1994 or in fiscal 1995, and the Company has not experienced any material adverse effects due to fluctuating exchange rates. As the amount of direct sales in foreign currencies to international markets increases, the Company will consider utilizing hedging arrangements to reduce its exposure against such risks.

         Network General's distributors, systems integrators, and resellers sell and represent lines of products in addition to those of Network General.
 While Network General encourages these distributors, integrators, and resellers to focus on its products through marketing and support programs, there is a risk that they may give higher priority to products of other suppliers, thus reducing their efforts to sell Network General's products.
In addition, these distributors, integrators, and manufacturers' representatives may not have the resources to expand their operations to meet increased demand for Network General's products.

         MARKETING. Network General's marketing efforts are focused on assisting in the definition of Network General products and services to meet customer's changing needs for network fault and performance management. Network General supports these efforts through market education and demand generation programs in an effort to increase company awareness and build brand value. Some of the programs in which the Company is involved include participation in industry trade shows, advertising in the trade press, conducting executive seminars and electronic marketing via the Internet.

         The Company has established cooperative partnership relationships with other networking industry leaders in order to be in a position to support new developments in networking as soon as possible. Network General believes that these relationships are made possible by the fact that Network General, unlike its principal competitors, does not offer network products in competition with many of these industry leaders.

         CUSTOMERS. As of March 31, 1995, Network General has shipped over 36,000 units of its portable Sniffer Network Analyzer and Distributed Sniffer System products. Purchasers of Network General's products include 97 of the Fortune 100 industrial companies. In addition, Network General has provided products to many leading education, government, health care, and service organizations. No single customer accounted for more than 10% of revenues during fiscal 1995, 1994 or 1993.

         Many of Network General's customers have purchased multiple product components. Since the market for LAN and WAN analysis tools and systems is relatively new, purchasing patterns of existing and potential customers have not yet become clear. As a result, it is difficult for Network General to precisely estimate the requirements of its customers and, therefore, the size of its potential market.

COMPETITION

         Network General currently experiences substantial competition from established and emerging computer, communications, intelligent network wiring, network management and test equipment companies and expects such competition to increase in the future. The primary competitor for Network General products is Hewlett-Packard Company ("HP"). HP has greater name recognition, more extensive engineering, manufacturing and marketing organizations and substantially greater financial, technological and personnel resources than those available to Network General.

         Network General competes principally on the basis of the Company's reputation as a market leader in network fault and performance management. The Company believes that this leadership position is a direct result of developing products and services that meet customers changing requirements for network monitoring and analysis.

         Network General differentiates itself from the competition with a wide range of product offerings that deliver multivendor, multitopology, multiprotocol capabilities and standards-based solutions that work in conjunction with heterogeneous networks. Network General has been able to compete successfully due to the functional advantage and multivendor interoperability of its products versus those of its competitors. Additional competitive advantages include Network General's product name recognition and partnerships with other industry vendors to develop products that provide complementary fault and performance management capabilities.

         The LAN and WAN industries are characterized by rapid technological advances and can be significantly affected by product introductions and market activities of industry participants. In addition to its current principal competitors, Network General expects substantial competition from established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. There can be no assurance that Network General will be able to compete successfully in the future with these existing or anticipated competitors.

         In particular, competitive pressures from existing manufacturers who offer lower prices or who have introduced new products have in some instances resulted in delayed or deferred purchasing decisions by potential customers of Network General. Lower prices or new products introduced by competitors may result in purchase delays or deferrals of the Company's products or require Network General to reduce its prices. These competitive scenarios could adversely affect Network General's revenues and operating margins.

PRODUCT DEVELOPMENT

         Network General believes that its future success depends on its ability to enhance existing products and develop new products that maintain technological leadership and continue to meet a wider range of customer needs. Accordingly, Network General intends to focus its product development efforts on network management applications that enable customers to optimize the efficiency of their networks.

         In order to successfully develop certain of these new products, Network General is dependent upon timely access to information about new developments relating to such technology and standards. There can be no assurance that such information will continue to be available, that Network General will be able to develop and market new products successfully or that Network General will be able to respond effectively to technological changes or new product announcements by others.

         Network General continues to develop products that address a variety of topologies which connect complex and changing network computing environments. In line with its efforts to maintain broad coverage of all major physical LAN connection technologies, Network General developed a Sniffer Network Analyzer product designed for Fiber Distributed Data Interface ("FDDI") networks. The Company began shipping this product in June of 1992. Network General believes the FDDI product is important to its strategy of providing network analysis solutions to managers of multitopology networks.

         In August 1992, Network General entered the UNIX market with a release of Distributed Sniffer System tailored for the UNIX environment. Network managers can now access the Distributed Sniffer System capabilities from Sun workstations, X-Window-based workstations, or X-terminals.


         The Company also packages Expert Sniffer Network Analysis products in various ways to satisfy changing network environments. To make analysis easier for field service personnel, in 1993 the Company introduced a new generation of flexible network analysis tools. Utilizing the PCMCIA standard, Notebook Sniffer Analyzers operate on a variety of light-weight notebook computer platforms.

         In fiscal year 1994, the Company engineered standards-based RMON monitoring compatibility with popular Integrated Network Management Systems ("INMSs"). Additionally, Network General integrated DSS monitoring and troubleshooting solutions to facilitate the seamless transition between RMON and Expert Analysis on the same console. These newest innovations to the Distributed Sniffer System help customers proactively monitor and maximize the efficiency of client/server networks from end-to-end. By making information gathered by Distributed Sniffer System available to INMSs, Network General helps customers attain a seamless network management environment.

         In January 1994, Network General entered the Microsoft Windows market with the release of SniffMaster for Windows ("SM/W"). SM/W consoles make the Company's technology available to users of Windows operating systems and expand the potential customer base. Network managers can now access the Distributed Sniffer System from a variety of platforms utilizing the Microsoft Windows 3.1 operating system.

         In fiscal year 1995, the Company shipped Network General Reporter-Trademark- which displays information from the Sniffer analyzer, DDS, and Foundation Manager products and prepares reports for the network manager based upon that data. In addition, in fiscal year 1995 Network General shipped several new products: (i) a new release of Sniffer analyzer which included Banyan expert and Novell 4.0 protocol decodes; (ii) an add on module for the Sniffer Network Analyzer to include Oracle protocol decodes; and (iii) a Sniffer Server for FDDI.

         During fiscal 1995, 1994 and 1993, research and development expenses were approximately $20.0 million, $15.5 million and $12.2 million, respectively. To date, all of Network General's research and development expenses have been charged to operations as incurred.

MANUFACTURING AND SUPPLIERS

         Network General's manufacturing operations consist primarily of final assembly, testing and quality control of materials, components, subassemblies and systems. Network General believes its quality control procedures have been instrumental in achieving the high performance and reliability of its products. To date, Network General has experienced negligible return of its products by users. Network General's manufacturing operations do not require any capital expenditures for environmental control facilities or any special activities for protection of the environment.

         Network Generals product series are designed for a variety of network topologies and computer platforms available from multiple manufacturers. However, the Company relies on a limited number of suppliers for certain critical components of its products. Some of Network General's products are designed around a specific computer platform available only from a single supplier. In the case of the Company's Expert Sniffer Network Analyzer products, customers purchase the required platform either from the Company or from suppliers. As a result of product transitions by its computer platform vendors, the Company is finding it increasingly necessary to purchase and inventory computer platforms for resale to customers.

         This situation creates the possibility that the Company may not be able to purchase enough computer platforms to meet customer requirements, or may end up with excess inventory if the Company purchases platforms that it is unable to resell to customers. Any significant shortage of computer platforms or other critical components for the Company's products could lead to cancellations or delays of purchases of the Company's products, which would materially and adversely affect the Company's results of operations. If purchases of computer platforms or other components exceed demand, the Company could incur expenses for disposing of excess inventory, which may materially and adversely affect the Company's results of operations.


         While the total time elapsed from first contact with a potential customer to receipt of a valid purchase order can typically consume three to six months, Network General attempts to ship its products to customers within two weeks of receipt of a purchase order. Consequently, Network General typically operates with very little backlog, and most of its revenues in each quarter result from orders received in that quarter. Backlog of orders generally represents less than one month's revenues and, as such, is not considered material.

         The Company establishes its expenditure levels based upon its expectations as to future revenues, and if revenue levels were below expectations, this could cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits in any quarter.

PROPRIETARY RIGHTS AND LICENSES

         As of the end of fiscal year 1995, Network General did not hold any patents and relies upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. In May 1995, Network General's wholly-owned subsidiary Progressive Computing Inc. ("PCI") obtained a patent on a certain wide area protocol analysis; however, the Company does not consider such patent to be material to its business. The Company continues to rely on copyright, trademark and trade secret laws to establish proprietary rights in its products and may from time to time receive notices of claims with respect to potential infringement issues, none of which, to date, are believed by the Company to have a material adverse effect upon the Company's financial position or results of operations. Because the LAN and LAN/WAN industry is characterized by rapid technological change,

Network General relies principally upon innovative management, technical expertise, business partnerships, and marketing skills to develop, enhance and market its products.

EMPLOYEES

         As of March 31, 1995, Network General employed a total of 572 persons, including 287 in sales, marketing and services, 170 in product development and technical support, 26 in manufacturing, and 89 in management, administration and finance. During fiscal year 1995, the vast majority of research and development efforts and sales have been performed by Company employees rather than outside consultants or resellers. None of Network General's employees is represented by a labor union. Network General has experienced no work stoppages and believes that its employee relations are excellent.

         Competition in the recruiting of personnel in the computer and communications industry is intense. Network General believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing, sales and technical employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Network General and their ages as of June 1, 1995 are as follows:

NAME                         AGE     POSITION
- ----                         ---     --------
Leslie G. Denend              54     President, Chief Executive Officer and Director

James T. Richardson           47     Senior Vice President, Corporate Operations,
                                     Chief Financial Officer and Secretary
Richard H. Lewis              60     Senior Vice President, Worldwide Field Operations

Michael H. Kremer             49     Senior Vice President, Product Development

Jill E. Fishbein              34     General Counsel, Assistant Secretary

         Mr. Denend was elected a director of the Company in June 1993. Mr. Denend is the President and Chief Executive Officer of the Company and has held those positions since June 1993. He was also the Company's Senior Vice President of Products from February 1993 to June 1993. Prior to joining Network General, he was President of Vitalink, a manufacturer of internetworking products, from October 1990 to December 1992. From 1989 to 1990, Mr. Denend served in a variety of positions at 3Com Corporation, a data networking company, most recently as Executive Vice President for Product Operations. From 1983 to 1989, he was a principal with McKinsey & Company, a management consulting firm.

         Mr. Richardson was named Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary in April 1994. Prior to joining Network General, Mr. Richardson was Vice President, Chief Financial Officer and Secretary for Logic Modeling Corporation, a simulation modeling software company, from July 1992 to April 1994. From 1989 to July 1992, he served as Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary of Advanced Logic Research, a microcomputer company. From 1977 to 1989, Mr. Richardson held various positions at Floating Point Systems, Inc., a scientific computer company, the last one of which was as Vice President of Finance and Administration and Chief Financial Officer.

         Mr. Lewis was named Senior Vice President of Worldwide Field Operations in December 1993. Mr. Lewis also served as the Company's Vice President of U.S. Sales from January 1993 until December 1993. He joined Network General in April 1990 as Regional Sales Manager, and was named Director of U.S. Sales in

January 1992. Prior to Network General, he spent 29 years at IBM, a computer products company, where he held various positions, most recently OEM Account Manager from September 1987 to March 1990.

         Mr. Kremer was named Senior Vice President of Product Development in May 1995. Mr. Kremer also served as Vice President of Engineering from October 1994 through May 1995 and Director of Engineering Services from December 1992 to October 1994. Prior to joining Network General, Mr. Kremer was Director of Technical Services of the Company for Vitalink Communications, a computer networking company from October 1990 through December 1992. From March 1979 through October 1990, Mr. Kremer worked for the Hewlett-Packard Company in various engineering and management positions related to software development. Mr. Kremer's last position with Hewlett-Packard was Software Quality Manager for a computer networking division.

         Ms. Fishbein joined the Company as General Counsel in October 1994 and was named Assistant Secretary in January 1995. Prior to her joining Network General, Ms. Fishbein was Legal Counsel at Electronic Arts Inc., a multimedia company, from April 1992 to September 1994. From October 1989 to March 1992, Ms. Fishbein was an associate at the law firm of Fenwick & West.

ITEM 2.  PROPERTIES

         Network General's principal administrative, marketing, manufacturing and product development facilities consist of approximately 100,000 square feet in buildings in Menlo Park, California. Network General occupies this space under lease agreements that expire in June 1997 (with a five year extension option) and March 2000. In addition, Network General leases development facilities in Oak Brook, Illinois and Beaverton, Oregon. The Company also maintains sales offices in the United States, Canada and Germany, and one sales office in each of Belgium, Switzerland, Italy, France, the United Kingdom, Singapore and Japan. Total rent expense was approximately $4,115,000, $3,854,000 and $2,676,000 in fiscal 1995, 1994 and 1993, respectively.

ITEM 3.  LEGAL PROCEEDINGS


         From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         STOCK LISTING

         Network Generals common stock is traded on the National Market under
the symbol NETG.   As of  May 30, 1995 there were 21,875,398 shares of common stock outstanding held by 435 stockholders of record.

         PRICE RANGE OF COMMON STOCK


                                 FISCAL 1995                   FISCAL 1994
                           ----------------------         ----------------------
                            HIGH             LOW           HIGH             LOW
                           ------          ------         ------          ------
First Quarter              $20.50          $14.25         $11.50          $ 8.25
Second Quarter              20.00           14.50          14.38           10.13
Third Quarter               25.69           18.63          18.00           12.38
Fourth Quarter              30.00           23.50          22.75           16.63

DIVIDEND INFORMATION

         Network General has never declared cash dividends and presently intends to continue this policy.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA(1, 2)
(In thousands, except per share amounts)                            Year ended March 31,
                                                      1995       1994      1993       1992      1991
- ----------------------------------------------------------------------------------------------------
Revenues                                          $139,755   $114,900   $86,483    $64,065   $47,945
Income from operations                              31,768     13,915    10,415      7,386     8,205
Income before cumulative effect of
  change in accounting method                       25,411     11,276     8,645      4,274     6,287
Net income                                          25,411     11,276     8,645      4,274     5,465
Earnings per share before cumulative
  effect of change in accounting
  method                                              1.14        .53       .44        .26       .40
Earnings per share                                $   1.14    $   .53   $   .44    $   .26   $   .35
Weighted average common and
  common equivalent shares
  outstanding                                       22,313     21,173    19,807     16,437    15,558

CONSOLIDATED BALANCE SHEET DATA(1, 2)
(In thousands)                                                       As of March 31,
                                                      1995       1994      1993       1992      1991
- -----------------------------------------------------------------------------------------------------
Working capital                                    $101,536    $ 65,457   $ 41,014   $45,065   $37,791
Total assets                                        196,190     160,846    132,033    66,883    49,601
Long-term obligations                                 2,225       2,134      1,555     1,026       222
Total stockholders equity                          $165,587    $132,283   $109,562   $51,011   $42,235

QUARTERLY FINANCIAL DATA(1, 2)
(UNAUDITED)
(In thousands, except per share and
stock price amounts)                                                   Three months ended
                                          Mar. 31,    Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,  June 30,
                                               '95         '94         '94        '94        '94        '93         '93       '93
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $39,800     $37,530    $32,375     $30,050    $33,950    $30,831    $26,399     $23,720
Gross profit                               30,926      28,808     24,927      23,295     25,568     23,441     19,703      17,152
Income from operations                     10,127       9,580      6,489       5,572      2,933      5,724      2,911       2,347
Income before provision
   for income taxes                        11,980      10,810      7,641       6,665      3,918      6,654      3,796       2,885
Net income                                  8,206       7,408      5,231       4,566      2,156      4,249      3,124       1,747
Earnings per share                        $   .36     $   .33     $  .24     $   .21    $   .10    $   .20    $   .15     $   .09
Price range of                            $ 30.00-    $ 25.69-    $ 20.00-   $ 20.50-   $ 22.75-   $ 18.00-   $ 14.38-    $ 11.50-
    common stock                          $ 23.50     $ 18.63     $ 14.50    $ 14.25    $ 16.63    $ 12.38    $ 10.13     $  8.25

1) Amounts for fiscal year 1993, fiscal year 1992 and fiscal year 1991 have been restated in order to comply with Statement of Position 91-1. The cumulative effect of the change in accounting method for the years prior to fiscal year 1991 was an $822,000 reduction to net income. This is reflected in fiscal year 1991.

2) All periods reflect combined results for Network General Corporation and ProTools, Inc. ("ProTools"), a wholly owned subsidiary of Network General Corporation. ProTools was acquired in January 1994 and the merger was accounted for as a pooling of interests. Accordingly, the financial statements for prior periods have been restated to include the results of ProTools.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS

                                               1995      Change       1994    Change      1993
- -----------------------------------------------------------------------------------------------
Revenues                                     $139,755       22%      $114,900    33%    $86,483
Gross Profit                                  107,956       26%        85,864    29%     66,426
Percentage of revenues                             77%                     75%               77%
Operating Expenses                             76,188        6%        71,949    28%     56,011
Percentage of revenues                             55%                     63%               65%
Net Income                                     25,411      125%        11,276    30%      8,645
Earnings per share                           $   1.14      115%      $    .53*   20%   $   .44

*Exclusive of restructuring and merger-related expenses, earnings per share for the year ended 3/31/94 would have been $.74.


REVENUES

The increasing complexity of computer networks has caused greater demand for products that assist network administrators in managing their networks. In general, sales have increased in each geographic territory and across all product segments due to increased demand for the Company's products and services.

Sources of Revenues                          1995        Change     1994      Change    1993
- -----------------------------------------------------------------------------------------------
Domestic                                     $108,773      22%       $ 89,216   36%    $ 65,769
International                                  30,982      21%         25,684   24%      20,714
                                             --------               ---------          --------
Total Revenues                               $139,755      22%       $114,900   33%    $ 86,483
                                             --------               ---------          --------
                                             --------               ---------          --------

Revenues for the fiscal year ended March 31, 1995 were $139,755,000, an increase of 22% over revenues of $114,900,000 reported for fiscal year 1994. Fiscal year 1994 revenues increased 33% over revenues of $86,483,000 reported for fiscal year 1993. Domestic revenues increased 22% to $108,773,000 for fiscal year 1995, compared to $89,216,000 for fiscal year 1994. Fiscal year 1994 domestic revenues increased 36% compared to $65,769,000 for the year ended March 31, 1993. International revenues increased 21% to $30,982,00 for the year ended March 31, 1995, compared to $25,684,000 in the year ended March 31, 1994. For fiscal year 1994, international revenues increased by 24% compared to $20,714,000 for fiscal year 1993. International revenues represented 22% of total revenues for the years ended March 31, 1995 and March 31, 1994, compared to 24% for the year ended March 31, 1993.

Sources of Revenues                          1995        Change     1994      Change    1993
- -----------------------------------------------------------------------------------------------
Tool Products                               $ 73,114       15%     $ 63,714     20%     $53,091
     Percentage of total revenues                 52%                    55%                 61%
System Products                               39,872       20%       33,259     62%      20,497
     Percentage of total revenues                 29%                    29%                 24%
Subtotal Product Revenues                    112,986       17%       96,973     32%      73,588
     Percentage of total revenues                 81%                    84%                  85%
Services                                      26,769       49%       17,927     39%       12,895
     Percentage of total revenues                 19%                    16%                  15%
Total Revenues                               $139,755      22%     $114,900     33%      $86,483
                                             --------              --------              -------
                                             --------              --------              -------

Tool products include revenues from the Sniffer Network Analyzer products, the PCI line of Wide Area Network (WAN) analysis products, product rentals and royalties from license agreements. System products consist of revenues from the Distributed Sniffer System analysis products and from the Distributed Sniffer System Monitoring products (formerly ProTools Network Control Series). Service revenues include first-year warranty revenues as defined by SOP 91-1 and revenues from software support and maintenance contracts, training and consulting services.

The Company's tool products revenues increased 15% in the year ended March 31, 1995 to $73,114,000 from $63,714,000 in the year ended March 31 1994. Fiscal year 1994 tool products revenues increased 20% from $53,091,000 reported for the year ended March 31, 1993. Increased sales of the Company's Sniffer Network Analyzer products were responsible for most of the increase in tool products revenues in both years. Tool products revenues represented 52% of total revenues in fiscal year 1995 compared to 55% in fiscal year 1994 and 61% in fiscal year 1993. Tool products revenues declined as a percentage of total revenues due to faster growth in both system products revenues and service revenues during fiscal year 1994 and due to faster growth in service revenues in fiscal year 1995.

System products revenues in fiscal year 1995 increased 20% to $39,872,000 from $33,259,000 in fiscal year 1994. Fiscal year 1994 system products revenues increased 62% from $20,497,000 reported in fiscal year 1993. System products revenues represented 29% of total revenues for the years ended March 31, 1995 and March 31, 1994, and 24% for the year ended March 31, 1993. The increase in system products revenues in both years was a result of increased Distributed Sniffer System analysis products sales, partially offset by a decrease in monitoring product revenues.

For the year ended March 31, 1995, service revenues totaled $26,769,000, an increase of 49% from $17,927,000 in the year ended March 31, 1994. Fiscal year 1994 service revenues increased 39% from $12,895,000 in fiscal year 1993. The increase in service revenues in both years related to increased demand for all categories of services. Service revenues represented 19%, 16% and 15% of total revenues in fiscal years 1995, 1994 and 1993, respectively.

GROSS PROFIT

(As a percentage of related revenues)          1995    1994    1993
- -------------------------------------------------------------------
Products                                       79%      76%     76%
Services                                       69%      69%     80%
Total                                          77%      75%     77%

Cost of revenues consists of manufacturing costs, cost of services and warranty expenses. Gross profit as a percent of total revenues was 77%, 75% and 77% for the years ended March 31, 1995, 1994 and 1993, respectively. The increase in gross profit as a percent of revenues in fiscal year 1995 compared to fiscal year 1994 was primarily due to decreased tool product platform shipments, which have lower gross margins, and improved margins in system products due to product cost decreases. Service margins decreased in fiscal year 1994 from fiscal year 1993, primarily due to increases in staffing and other expenses in support of increased service revenues.

In addition, gross profit for the year ended March 31, 1995 was favorably affected by 1% as a result of the Company's recognition of an initial fee received pursuant to a distribution agreement with Atelco Ltd. The agreement gives NexTest, Inc., a wholly owned subsidiary of Atelco Ltd., worldwide distribution rights for the Company's PCI line of products in exchange for distribution fees paid to Network General. The Company does not anticipate that future payments pursuant to this distribution agreement will have as significant an impact on gross profit as the initial fee.

Gross profit and gross profit percent may vary as a result of a number of factors, including product mix between tool products, system products and services, third-party computer platforms sales which have lower margins than the Company's own products, and the mix of international and domestic sales.

SALES AND MARKETING EXPENSES

                                 1995       Change      1994     Change   1993
- ---------------------------------------------------------------------------------
Sales and Marketing Expenses     $47,049      10%       $42,906    16%    $36,867
     Percentage of Revenues           34%                    37%               43%

Sales and marketing expenses increased 10% in fiscal year 1995 to $47,049,000 compared to $42,906,000 in fiscal year 1994. Fiscal year 1994 expenses increased 16% compared to $36,867,000 in fiscal year 1993. The increase each year was primarily due to increased domestic sales expense for increased staffing, commission expense and promotional activity needed to support increased sales. As a percent of total revenues, sales and marketing expenses were 34%, 37% and 43% for the periods ended March 31, 1995, 1994 and 1993, respectively. Sales and marketing expenses have decreased as a percent of total revenues as a result of increased productivity.

RESEARCH AND DEVELOPMENT EXPENSES

                                          1995      Change     1994     Change     1993
- -----------------------------------------------------------------------------------------
Research and Development Expenses       $19,968      29%      $15,534     28%     $12,178
     Percentage of Revenues                  14%                   14%                 14%

Research and development expenses increased 29% in fiscal year 1995 to $19,968,000 compared to $15,534,000 in fiscal year 1994. Fiscal year 1994 research and development expenses increased 28% over fiscal year 1993 levels of $12,178,000. Increased expenses in both fiscal years 1995 and 1994 were due to increased staffing in support of development efforts. Research and development expenses as a percent of revenues was 14% in all three years. The Company believes that continued commitment to research and development is required to remain competitive.

Research and development expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant and, thus, the Company has charged all software development costs to research and development expenses in the consolidated statements of income.

GENERAL AND ADMINISTRATIVE EXPENSES

                                       1995     Change     1994     Change     1993
- -------------------------------------------------------------------------------------
General and Administrative Expenses   $ 9,171     17%     $ 7,847     13%     $ 6,966
     Percentage of Revenues                 7%                  7%                 8%

General and administrative expenses for the fiscal year ended March 31, 1995 increased 17% to $9,171,000 compared to $7,847,000 for the fiscal year ended March 31, 1994. Fiscal year 1994 expenses increased 13% compared to expenses of $6,966,000 for the fiscal year ended March 31, 1993. As a percent of revenues, general and administrative expenses were 7% for the years ended March 31, 1995 and March 31, 1994, and 8% for the year ended March 31, 1993. Increased staffing and, to a lesser extent, increased use of outside services to support the growth of the Company accounted for the increased spending in both fiscal years 1995 and 1994.

RESTRUCTURING AND OTHER OPERATING EXPENSES

                                                1995     Change    1994    Change   1993
- ------------------------------------------------------------------------------------------
Restructuring and Other Operating Expenses       $--       n/a     $5,662    n/a     $--
     Percentage of Revenues                                             5%

Restructuring and other operating expenses were $5,662,000 in fiscal year 1994. The majority of these expenses occurred in the fourth fiscal quarter which ended March 31, 1994, and were associated with the acquisition of ProTools, Inc. Total charges associated with the acquisition were approximately $4,903,000. All of these costs were charged against income of the combined company in the fourth quarter of fiscal year 1994. Other expenses of $759,000 in fiscal year 1994 were primarily severance expenses associated with changes in senior management which were effective in the second fiscal quarter ended September 30, 1993. There were no restructuring and other operating expenses for the fiscal years ended March 31, 1995 or March 31, 1993.

INTEREST INCOME, NET

                                              1995     Change     1994      Change    1993
- ---------------------------------------------------------------------------------------------
Interest Income, net                          $ 5,328    60%      $ 3,338     5%      $ 3,183
     Percentage of Revenues                         4%                  3%                  4%

Interest income, net increased to $5,328,000 in fiscal year 1995 compared to $3,338,000 in fiscal year 1994 and $3,183,000 in fiscal 1993. The increase in interest income is primarily a reflection of increased balances of cash, cash equivalents and marketable securities available for investment during each year.

PROVISION FOR INCOME TAXES

                                               1995     Change     1994     Change     1993
- ---------------------------------------------------------------------------------------------
Provision for Income Taxes                     $11,685    95%      $ 5,977    21%      $ 4,953
     Effective Tax Rate                           31.5%               34.6%               36.4%

The provision for income taxes was 31.5% of pretax income for the fiscal year ended March 31, 1995, compared to 34.6% for the fiscal year ended March 31, 1994 and 36.4% for the fiscal year ended March 31, 1993. The decrease in the effective tax rate in fiscal year 1995 compared to fiscal year 1994 was primarily due to ProTools' operating losses which were not realized for tax purposes in fiscal year 1994. In addition, the tax effect of the expenses associated with the acquisition of ProTools in the fourth quarter of fiscal year 1994 increased the provision rate in fiscal year 1994, since a portion of those expenses were not tax deductible.

The decrease in the effective tax rate in fiscal year 1994 compared to fiscal year 1993 reflects the benefits derived from the Company's Foreign Sales Corporation, research and development tax credits and investment in tax-exempt instruments. In addition, a non recurring reduction to the provision of $650,000 was the result of Federal tax legislation which became effective in the second quarter of fiscal year 1994. The new legislation provides for the tax deductibility of intangible assets which were acquired in prior periods and were previously held to be not tax deductible. The new legislation also reinstated the tax credit for research and development retroactive to the third quarter of fiscal year 1993.

EARNINGS PER SHARE

                                   1995      Change     1994     Change     1993
- -----------------------------------------------------------------------------------
Earnings per share                 $1.14      115%      $.53*      20%       $.44

*Exclusive of restructuring and merger-related costs, earnings per share for the year ended 3/31/94 would have been $.74.

Earnings per share for the year ended March 31, 1995 were $1.14, an increase in earnings per share of 115% compared to $.53 per share earned in fiscal year 1994. Earnings per share in fiscal year 1994 increased 20% compared to earnings per share of $.44 in fiscal year 1993. Earnings per share in fiscal year 1994 were affected by two non recurring transactions: 1) earnings were reduced by approximately $.02 per share in the second quarter of fiscal year 1994 as a result of expenses associated with changes in senior management, and 2) earnings were reduced by approximately $.17 per share in the fourth quarter of fiscal year 1994 as a result of expenses associated with the acquisition of ProTools.

LIQUIDITY AND CAPITAL RESOURCES

                                        1995             1994         1993
- ----------------------------------------------------------------------------
Cash, Cash Equivalents and
 Marketable Securities                 $ 92,914         $55,559     $31,108
Long-Term Investments                  $ 52,410         $57,480     $59,800
Working Capital                        $101,536         $65,457     $41,014

Cash, cash equivalents and marketable securities increased $37,355,000 and $24,451,000 in fiscal years 1995 and 1994, respectively. The primary source of these funds was cash provided by operating activities, as well as proceeds from the issuance of common stock.

Net cash generated from operations in fiscal year 1995 was $33,144,000 compared to $20,244,000 for fiscal year 1994, and $10,856,000 for fiscal year 1993. The primary source of these funds was net income before depreciation and amortization for all periods shown. The net increase in fiscal year 1995 also reflects increases in deferred revenue and reductions in deferred taxes and accounts receivable, partially offset by an increase in inventories and prepaid expenses. Cash provided by operating activities in fiscal year 1994 reflects increases in deferred revenue and a reduction in inventories, partially offset by an increase in deferred taxes and accounts receivable.

Net cash used in investing activities was $26,373,000 and $33,036,000 during fiscal years 1995 and 1994, respectively. The Company used $17,621,000 and $25,544,000, in fiscal years 1995 and 1994, respectively, primarily to increase investments in marketable securities. In fiscal year 1993, the Company used $61,790,000 in cash for investing activities primarily to increase long-term investments, of which approximately $46,000,000 was proceeds from the Company's public stock offering in April 1992.

Net cash provided by financing activities was $7,893,000 and $8,806,000 for fiscal years 1995 and 1994, respectively. The primary source of those funds was the exercise of employee stock options. During fiscal year 1995 the Company repurchased 395,000 shares of its common stock at an average price of $22.16 for a total cash outlay of $8,755,000. As of March 31, 1995, the Company was authorized to repurchase an additional 605,000 of its shares on the open market. The Company anticipates that it will continue its systematic share repurchase program.

As of March 31, 1995 the Company's principal sources of liquidity included, cash, cash investments, marketable securities and long-term investments totaling $145,324,000, including $52,410,000 in long-term investments. Included in marketable securities at March 31, 1995 are approximately $2,000,000 of Orange County, California Tax and Revenue Anticipation Notes. The Company currently has no information which indicates that the principal and accrued interest will not be repaid and has made no provision for a loss on the investment.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on a prospective basis in the first quarter of fiscal year 1995. In accordance with SFAS No. 115, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses have been reflected in the Company's financial statements.

The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes that cash generated from operations, together with existing cash and investment balances will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

BUSINESS RISKS

The Company's future operating results may be affected by certain factors and trends of its market which are beyond its control. The market for Network Generals products is characterized by rapidly changing technology and evolving industry standards. Included in such changes is the development of asynchronous transfer mode ("ATM") for the transmission of data along local area and wide area networks, as well as other switching technologies.
Network General believes that its future success will depend, in part, on its ability to continue to develop, introduce and sell new products. The Company is committed to continuing investments in research and development; however, there is no assurance that these efforts will result in the development, timely release or market acceptance of new products.

In addition, the Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. There can be no assurance that Network General will be able to compete successfully in the future with existing or future competitors.

Network General does not carry a significant level of backlog. The majority of the Company's revenues in each quarter are a result of orders booked in that quarter. Expense levels are based on expectations of future revenues. Expense levels would be disproportionately high in the event of a decrease in near-term demand for the Company's products and would therefore have an adverse affect on the Company's operating results.

For certain critical components of its products, Network General relies on a limited number of suppliers. In addition, some of the Company's products are designed around specific computer platforms which are only available from certain manufacturers. As a result of product transitions by these computer platform manufacturers, the Company has found it increasingly necessary to purchase and inventory computer platforms for resale to its customers. Any significant shortage of computer platforms or other critical components for the Company's products could lead to cancellations or delays of purchases of the Company's products which would materially and adversely affect the Company's operating results. If purchases of computer platforms or other components exceed demand, the Company would incur expenses for disposing of the excess inventory, which would also adversely affect the Company's operating results.

Network General products may be considered by certain customers to be capital purchases. An adverse change in general economic conditions could cause certain of the Company's customers to reduce their capital spending, which may adversely affect the Company's revenues.

In January 1994, the Company acquired all of the outstanding stock of ProTools, in part, to acquire ProTools remote monitoring ("RMON") technology. The RMON market is characterized by rapid technological changes and intense competition. There can be no assurance that Network Generals offering of RMON products will be successful or that any specific level of sales will be achieved.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  Page number
                                                                  -----------
Consolidated Balance Sheets                                           21

Consolidated Statements of Income                                     22

Consolidated Statements of Stockholders' Equity                       23

Consolidated Statements of Cash Flows                                 24

Notes to Consolidated Financial Statements                            25

Report of Independent  Public Accountants                             31

CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share amounts)                                         As of March 31,
                                                                                      1995                1994
                                                                                      ----                ----
ASSETS
  Current Assets:
  Cash and cash equivalents                                                       $ 18,950            $  4,286
  Marketable securities                                                             73,964              51,273
  Accounts receivable, net of allowance for doubtful
    accounts of $1,285 in 1995 and $716 in 1994                                     18,800              20,438
  Inventories                                                                        4,226               2,032
  Prepaid expenses and deferred tax assets                                          13,974              13,857
                                                                                  --------            --------
    Total current assets                                                           129,914              91,886
                                                                                  --------            --------
Property and Equipment, at cost:
  Demonstration and rental equipment                                                 6,147               5,453
  Office and development equipment                                                  20,486              14,634
  Leasehold improvements                                                             1,816               1,700
                                                                                  --------            --------
                                                                                    28,449              21,787
  Less - accumulated depreciation and amortization                                 (15,425)            (10,678)
                                                                                  --------            --------
    Net property and equipment                                                      13,024              11,109
                                                                                  --------            --------
Long-Term Investments                                                               52,410              57,480
                                                                                  --------            --------
Other Assets                                                                           842                 371
                                                                                  --------            --------
                                                                                  $196,190            $160,846
                                                                                  --------            --------
                                                                                  --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                $  4,186            $  3,586
  Accrued liabilities                                                                9,817              10,215
  Deferred revenue                                                                  14,375              12,628
                                                                                  --------            --------
    Total current liabilities                                                       28,378              26,429
                                                                                  --------            --------
Long-Term Deferred Revenue and Taxes                                                 2,225               2,134
                                                                                  --------            --------
Stockholders' Equity:
  Preferred stock - $.01 par value
    Authorized - 2,000,000 shares
    Outstanding - none                                                                  --                  --
  Common stock - $.01 par value
    Authorized - 50,000,000 shares
    Issued - 22,225,207 shares in 1995 and
             20,959,765 shares in 1994                                                 222                 210
  Additional paid-in capital                                                       109,746              93,110
  Retained earnings                                                                 64,374              38,963
  Less treasury stock, at cost-395,000 shares at March 31, 1995                     (8,755)                 --
                                                                                  --------            --------
    Total stockholders' equity                                                     165,587             132,283
                                                                                  --------            --------
                                                                                  $196,190            $160,846
                                                                                  --------            --------
                                                                                  --------            --------



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share amounts)                             For the three years ended March 31,

                                                                  1995                1994                1993
                                                              --------            --------            --------
Revenues:
  Product                                                     $112,986            $ 96,973            $ 73,588
  Service                                                       26,769              17,927              12,895
                                                              --------            --------            --------
Total Revenues                                                 139,755             114,900              86,483
                                                              --------            --------            --------
Cost of Revenues:
  Product                                                       23,437              23,546              17,531
  Service                                                        8,362               5,490               2,526
                                                              --------            --------            --------
Total Cost of Revenues                                          31,799              29,036              20,057
                                                              --------            --------            --------
    Gross Profit                                               107,956              85,864              66,426
                                                              --------            --------            --------
Operating Expenses:
  Sales and marketing                                           47,049              42,906              36,867
  Research and development                                      19,968              15,534              12,178
  General and administrative                                     9,171               7,847               6,966
  Restructuring and other operating expenses                        --               5,662                  --
                                                              --------            --------            --------
Total Operating Expenses                                        76,188              71,949              56,011
                                                              --------            --------            --------
    Income from Operations                                      31,768              13,915              10,415
Interest Income, net                                             5,328               3,338               3,183
                                                              --------            --------            --------
    Income Before Provision for Income Taxes                    37,096              17,253              13,598
Provision for Income Taxes                                      11,685               5,977               4,953
                                                              --------            --------            --------
    Net Income                                                $ 25,411            $ 11,276            $  8,645
                                                              --------            --------            --------
                                                              --------            --------            --------
Earnings Per Share                                            $   1.14            $    .53            $    .44
                                                              --------            --------            --------
                                                              --------            --------            --------
Weighted Average Common and Common
  Equivalent Shares Outstanding                                 22,313              21,173              19,807
                                                              --------            --------            --------
                                                              --------            --------            --------



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


For the three years ended March 31,
(Dollars in thousands, except per share amounts)

                                                     Common Stock          Additional
                                                     ------------             Paid-in        Retained      Treasury
                                                 Shares         Amount        Capital        Earnings         Stock          Total
                                                 ------         ------     ----------        --------      --------          -----
BALANCE, MARCH 31, 1992                      16,181,923           $162       $ 31,900        $18,949        $    --       $ 51,011
Public offering of common stock
  at $19.50 per share, net of
  issuance costs of $2,948                    2,500,000             25         45,777             --             --         45,802
Issuance of common stock under
  the Employee Stock Purchase
  Plan at $8.29 - $16.15 per share               80,542              1            804             --             --            805
Exercise of stock options
  at $2.03 - $13.38 per share                   225,676              2          1,183             --             --          1,185
Tax benefit of stock options                         --             --            903             --             --            903
Lower of cost or market adjustment
  on long-term investments                           --             --           (573)            --             --           (573)
Sale of common stock and
  conversion of notes payable
  into common stock                             483,291              5          1,779             --             --          1,784
Net income                                           --             --             --          8,645             --          8,645
                                             ----------        -------       --------        -------        -------       --------
BALANCE, MARCH 31, 1993                      19,471,432            195         81,773         27,594             --        109,562

Adjustment to conform year end
  of pooled Company (Note 2)                         --             --             --             93             --             93
Issuance of common stock under
  the Employee Stock Purchase
  Plan at $9.56 - $9.67 per share               128,175              1          1,231             --             --          1,232
Exercise of stock options
  at $.01 - $15.50 per share                    687,222              7          4,255             --             --          4,262
Tax benefit of stock options                         --             --          3,079             --             --          3,079
Lower of cost or market adjustment
  on long-term investments                           --             --            573             --             --            573
Sale of common stock and
  conversion of notes payable
  into common stock                             672,936              7          2,199             --             --          2,206
Net income                                           --             --             --         11,276             --         11,276
                                             ----------        -------       --------        -------        -------       --------
BALANCE, MARCH 31, 1994                      20,959,765            210         93,110         38,963             --        132,283

ISSUANCE OF COMMON STOCK UNDER
  THE EMPLOYEE STOCK PURCHASE
  PLAN AT $13.60 - $13.71 PER SHARE             119,889              1          1,636             --             --          1,637
EXERCISE OF STOCK OPTIONS
  AT $.01 - $20.50 PER SHARE                  1,145,553             11         10,118             --             --         10,129
TAX BENEFIT OF STOCK OPTIONS                         --             --          4,882             --             --          4,882
REPURCHASE OF COMMON STOCK
  AT $16.75 - $28.88 PER SHARE                       --             --             --             --         (8,755)        (8,755)
  NET INCOME                                         --             --             --         25,411             --         25,411
                                             ----------        -------       --------        -------        -------       --------
BALANCE, MARCH 31, 1995                      22,225,207           $222       $109,746        $64,374        $(8,755)      $165,587



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                               For the three years ended March 31,
                                                                             -----------------------------------
                                                                           1995              1994              1993
                                                                       --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $ 25,411          $ 11,276          $  8,645
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Adjustment to conform year-end of pooled company                           --                93                --
  Depreciation and amortization                                           6,837             6,174             2,907
  Deferred taxes, net                                                     2,599            (5,473)           (3,354)
  (Increase) decrease in assets:
    Accounts receivable                                                   1,638            (2,171)           (4,073)
    Inventories                                                          (2,194)            2,927              (933)
    Prepaid expenses                                                     (2,934)             (416)            2,143
    Other assets                                                           (471)              252               184
  Increase (decrease) in liabilities:
    Accounts payable and accrued liabilities                               (944)            2,892             1,424
    Income taxes payable                                                  1,146              (906)            1,687
    Deferred revenue                                                      2,056             5,596             2,226
                                                                       --------          --------          --------
      Net cash provided by operating activities                          33,144            20,244            10,856
                                                                       --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of held-to-maturity investments                             (114,264)               --                --
  Proceeds from maturities of held-to-maturity investments               96,643                --                --
  (Increase) decrease in marketable securities                               --           (28,437)            4,882
  (Increase) decrease in long-term investments                               --             2,893           (60,291)
  Purchase of property and equipment                                     (8,752)           (7,492)           (6,381)
                                                                       --------          --------          --------
      Net cash used in investing activities                             (26,373)          (33,036)          (61,790)
                                                                       --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
    net of issuance costs                                                16,648             8,868            49,629
  Repurchase of common stock                                             (8,755)               --                --
  Principal payments on notes and capital lease obligations                  --              (271)              (32)
  Proceeds from issuance of notes payable                                    --               209             1,800
                                                                       --------          --------          --------
      Net cash provided by financing activities                           7,893             8,806            51,397
                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents                     14,664            (3,986)              463
Cash and cash equivalents at beginning of period                          4,286             8,272             7,809
                                                                       --------          --------          --------
Cash and cash equivalents at end of period                             $ 18,950          $  4,286          $  8,272
                                                                       --------          --------          --------
                                                                       --------          --------          --------

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Capital lease obligations incurred pursuant to the                   $     --          $     --          $    123
    purchase of capital equipment
  Notes payable and accrued interest converted                         $     --          $  1,940          $    850
    into common stock
  Repurchase of common stock in exchange                               $     --          $     29          $     --
    for note payable

SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest                                                           $     --          $     18          $     37
    Income taxes                                                       $  5,368          $  9,866          $  3,935



The accompanying notes are an integral part of these consolidated financial statements. Prior years have not been restated to conform to current year presentations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS
Network General Corporation (the "Company" or "Network General") designs, manufactures, markets and supports software-based fault and performance solutions for managing computer networks. The Company was incorporated in 1986 as a California corporation and changed its state of incorporation to Delaware in fiscal year 1988.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION.    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

ACQUISITION.    In January 1994, the Company acquired all of the outstanding common stock and convertible preferred stock and assumed the outstanding stock options of ProTools, Inc. ("ProTools") in exchange for 2,000,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the financial statements for prior periods have been restated to include the results of ProTools.

Network General operates and reports on a March 31 fiscal year basis. ProTools operated and reported on a December 31 calendar year basis. The combined statement of income for the fiscal year ended March 31, 1993 combined the statement of income of Network General for the twelve months ended March 31, 1993 with the statement of income of ProTools for the twelve months ended December 31, 1992. Revenues of $1,477,000 and net income of $93,000 of ProTools for the three months ended March 31, 1993 have been excluded from the combined statement of income. The net income of $93,000 of ProTools for the three months ended March 31, 1993 is reflected as an adjustment to retained earnings for fiscal year 1994. Effective April 1, 1993, ProTools' results are reported on a March 31 fiscal year basis along with the results of the Company.

Total charges associated with the merger were approximately $4,903,000. All of these costs were charged against income of the combined Company in the fourth quarter ended March 31, 1994.

REVENUES.    The Company recognizes product revenues upon shipment of the systems or software. Revenues on rental units under operating leases and service agreements are recognized ratably over the term of the rental or service period. Revenues for training courses are recognized once the course has been completed by the customer. Payments received in advance under such contracts are recorded as deferred revenues. Royalty income is recognized based on the number of copies of software sold by the licensees of the software products. No single customer accounted for more than 10% of revenues in fiscal years 1995, 1994 or 1993.

Export revenues as a percentage of revenues consist of:


                                              1995       1994       1993
                                              ----       ----       ----
Europe                                         12%        12%        14%
Asia/Americas                                  10%        10%        10%
                                              ----       ----       ----
Total Export Revenues                          22%        22%        24%
                                              ----       ----       ----
                                              ----       ----       ----


STATEMENT OF CASH FLOWS.    For purposes of the consolidated statements of cash
flows, the Company considers certificates of deposits, commercial paper and money market funds with an original maturity date of three months or less to be cash equivalents. Marketable securities consist of municipal notes and U.S. Treasury notes with average maturities of less than one year. Long-term investments have maturities ranging from one to six years. Long-term debt investments that will be held to maturity are carried at cost.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115.    In May 1993 the
Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has adopted the provisions of this statement on a prospective basis in the first quarter of fiscal year 1995, and the effect on its financial statements was not significant. In accordance with SFAS No. 115, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

At March 31, 1995 the amortized cost basis, aggregate fair value and gross unrealized holding losses by major security type were as follows:


(In thousands)                                                         Amortized      Aggregate     Unrealized
                                                                            Cost     Fair Value         Losses
                                                                       ---------     ----------     ----------
Debt securities issued by the U.S. Treasury and
  other U.S. government agencies                                        $ 23,146       $ 23,146        $    --
Debt securities issued by states of the United States
  and political subdivisions of the state                                103,228        102,414           (814)
                                                                        --------       --------        -------
                                                                        $126,374       $125,560        $  (814)
                                                                        --------       --------        -------
                                                                        --------       --------        -------

INVENTORIES.    Inventories are stated at the lower of cost (first-in, first-
out) or market and include material, labor and related manufacturing overhead. As of March 31, inventories consist of:


(In thousands)                                                              1995           1994
                                                                            ----           ----
Purchased parts                                                           $1,496         $1,751
Finished goods                                                             2,730            281
                                                                          ------         ------
                                                                          $4,226         $2,032
                                                                          ------         ------
                                                                          ------         ------


PROPERTY AND EQUIPMENT.    Property and equipment are depreciated and/or
amortized using the straight-line method over the following estimated useful lives:


                                                                            Life
                                                                            ----
Demonstration and rental equipment                                       2 years
Office and development equipment                                    3 to 5 years
Leasehold improvements                                                Lease term

SOFTWARE DEVELOPMENT COSTS.    The Company anticipates capitalizing eligible
computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. As of March 31, 1995, costs which were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of income.

EARNINGS PER SHARE.    Earnings per share is computed using the weighted average
number of shares of common and common equivalent shares resulting from outstanding options. Fully diluted earnings per share is the same as primary earnings per share.

3. CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of both short- and long-term marketable debt security investments and trade receivables. The Company has investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

4. ACCRUED LIABILITIES
As of March 31, accrued liabilities consist of the following:



(In thousands)                                                              1995           1994
                                                                            ----           ----
Accrued compensation and related taxes                                    $4,378        $ 3,784
Accrued acquisition and merger costs                                         353          2,294
Accrued commissions                                                          912          1,186
Accrued income taxes                                                       1,812            666
Accrued sales and use taxes                                                   47            349
Other accrued expenses                                                     2,315          1,936
                                                                          ------        -------
                                                                          $9,817        $10,215
                                                                          ------        -------
                                                                          ------        -------

5. COMMITMENTS
The Company leases its facilities and certain equipment under noncancelable operating lease agreements. As of March 31, 1995, the minimum future lease payments under these leases are as follows:


Fiscal Year (In thousands)
1996                                                                   $ 3,673
1997                                                                     3,418
1998                                                                     1,880
1999                                                                     1,491
2000                                                                     1,357
Thereafter                                                                  10
                                                                       -------
                                                                       $11,829
                                                                       -------
                                                                       -------

Total rent expense was approximately $4,115,000, $3,854,000 and $2,676,000 in fiscal years 1995, 1994 and 1993, respectively.

6. EMPLOYEE SAVINGS PLAN
In September 1988, the Board of Directors approved an Employee Savings Plan (the "Plan") which is intended to be qualified and exempt from tax under section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to contribute up to 15% of their gross compensation. The Company contributes to the Plan in amounts determined at the discretion of the Board of Directors. All contributions by the Company are funded currently and vest ratably over three years. All employee contributions are fully vested. Amounts provided by the Company under the plan to date have not been material.

7. COMMON STOCK
SHARE REPURCHASE PROGRAM.    In July 1993, the Company's Board of Directors
authorized the Company to repurchase up to 1,000,000 shares of its common stock on the open market to satisfy commitments under its stock option and stock purchase plans. As of March 31, 1995, the Company has repurchased 395,000 shares at an aggregate cost of approximately $8,755,000.

EMPLOYEE STOCK OPTION PLAN.    Under the Company's 1989 Employee Stock Option
Plan, key employees, employee directors and consultants may be granted either incentive or non-qualified options to purchase common stock at the discretion of the Board of Directors. The Company currently has authorized a total of 7,000,000 shares for issuance under this plan. The exercise price of the stock options may not be less than the fair market value of the common stock on the date of the grant for incentive options or less than 85% of the fair market value of the common stock on the date of the grant for non-qualified options. Employees can receive an 'initial' option grant upon joining the Company, and employees may also be granted 'subsequent' options based upon performance.
Prior to July 19, 1993, 'initial' option grants vested ratably each year over a three-year period from the grant date, while 'subsequent' option grants generally vested in a lump sum amount three years after the date on which each 'subsequent' option was granted. In fiscal year 1994, the vesting schedules were amended for any options granted on or after July 19, 1993. Generally, initial option grants vest 25% at the end of the first year and then ratably each month for an additional three years, while subsequent option grants vest ratably each month beginning one month after the grant date for four years. Options issued prior to July 19, 1993 that were not submitted for repricing in fiscal year 1994 continue to vest according to their original schedule.

Option activity under the 1989 Employee Stock Option Plan is summarized as follows:


                                                        Available
                                                        for Grant         Outstanding     Price Per Share
                                                        ---------         -----------     ---------------
Balance as of March 31, 1992                            1,294,280           1,891,276     $ 4.00 -$ 22.75
Granted                                                (1,735,543)          1,735,543     $ 8.75 -$ 19.00
Cancelled                                                 625,341            (625,341)    $ 4.375-$ 22.75
Exercised                                                      --            (185,364)     $ 4.00-$13.375
                                                       ----------          ----------     ---------------

Balance as of March 31, 1993                              184,078           2,816,114     $ 4.00 -$ 19.00
Authorization Increase                                  1,000,000                  --                  --
Granted                                                (2,048,847)          2,048,847      $8.625-$19.875
Cancelled                                               1,072,269          (1,072,269)     $4.375-$ 19.00
Exercised                                                      --            (548,845)     $ 4.00-$ 15.50
                                                       ----------          ----------     ---------------
Balance as of March 31, 1994                              207,500           3,243,847      $4.375-$19.875

Authorization Increase                                  2,500,000                  --                  --
Granted                                                (1,677,538)          1,677,538      $14.25-$ 28.44
Cancelled                                                 789,263            (789,263)     $ 7.50-$ 20.50
Exercised                                                      --            (939,792)     $4.375-$ 20.50
                                                       ----------          ----------     ---------------
Balance as of March 31, 1995                            1,819,225           3,192,330      $4.375-$ 28.44
                                                       ----------          ----------     ---------------
                                                       ----------          ----------     ---------------


Of the outstanding options, 353,669 were exercisable as of March 31, 1995.

During fiscal year 1994, the Company cancelled 692,232 options at $9.75 to $19.00 per share and reissued the same number of options at the then current fair market value of $9.125 per share with vesting restarting on the new grant date. In addition, some of the option grants that were submitted for repricing in fiscal year 1994 had their vesting schedules amended. Non-officer employees who submitted their initial option grant for repricing had no changes made to the original vesting schedule. Non-officer employees who submitted their subsequent option grants for repricing had their vesting schedules changed so that they now vest in a lump sum at the end of four years, where they had previously vested in a lump sum at the end of three years. Officers who submitted initial option grants for repricing had their vesting schedule changed so that they now vest ratably each year over a four-year period, where they previously vested ratably each year over a three-year period. Officers who submitted subsequent option grants for repricing had their vesting schedules changed so that they now vest in a lump sum at the end of four years, where they previously had vested in a lump sum at the end of three years.

During fiscal year 1993, the Company cancelled 464,097 options at $12.88 to $22.75 per share and reissued the same number of options at the then current fair market value of $10.25 per share. No change to the vesting schedules of participants was made, other than that vesting restarted on the new grant date. Officers of the Company were excluded from participation in the fiscal year 1993 option repricing.

OUTSIDE DIRECTORS STOCK OPTION PLAN.    In April 1989, the Company established
the 1989 Outside Directors Stock Option Plan, whereby outside directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 460,000. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each outside director is granted an initial option grant of 20,000 shares upon election to the Board and an option grant of 5,000 shares each subsequent year. Prior to July 19, 1993, initial option grants vested ratably each year over a three-year period from the grant date, while subsequent option grants generally vested in a lump sum amount three years after the date on which each subsequent option was granted. In fiscal year 1994, the vesting schedules were amended for any options granted on or after July 19, 1993. Generally, initial option grants now vest 25% at the end of the first year and then ratably each month for an additional three years, while subsequent option grants now vest ratably each month between the third and fourth year after the grant date. Directors were excluded from participating in both the fiscal year 1994 and the fiscal year 1993 option repricing. As of March 31, 1995, 105,000 options are available for future grants and 185,000 options are outstanding, of which 90,000 shares were exercisable at an average price of $12.86 per share. Options issued prior to July 19, 1993 continue to vest either ratably over a three-year period or in a lump sum amount at the end of three years.

EMPLOYEE STOCK PURCHASE PLAN.    The Company has authorized 700,000 shares of
common stock for issuance under the 1989 Employee Stock Purchase Plan.
Employees may elect to withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of a six-month offering period, whichever is lower. The Company issued 119,889 shares at an average price of $13.65 per share in 1995, 128,175 shares at an average price of $9.61 per share in 1994 and 80,542 shares at an average price of $9.99 per share in 1993.

COMMON STOCK AWARD PLAN.    In June 1989, the Board of Directors approved the
1989 Common Stock Award Plan and reserved 120,000 shares for issuance thereunder. Under this plan, awards are made to independent sales representatives and consultants based upon individual sales performance criteria. The shares are issued at fair market value and the related value of the shares are charged to sales and marketing expense over the vesting period. The shares generally vest over three years and the Company can reacquire any unvested shares upon termination of the individual's relationship with the Company. No shares of common stock were awarded under this plan in fiscal year 1995. As of March 31, 1995, the number of shares that have been awarded under this plan is 29,468, all of which are fully vested.

PROTOOLS, INC. STOCK OPTION PLAN.    In connection with the acquisition of
ProTools in January 1994, the Company assumed the outstanding stock options of ProTools. At the time of the merger, 272,830 equivalent ProTools incentive stock options were outstanding. As of March 31, 1995, 5,731 incentive stock options were outstanding, all of which are fully vested and exercisable at $.67 per share. The Company does not intend to grant any additional incentive stock options under this plan.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE.


As of March 31, 1995:
1989 Employee Stock Option Plan                                      5,011,555
1989 Outside Directors Stock Option Plan                               290,000
1989 Employee Stock Purchase Plan                                      261,150
1989 Common Stock Award Plan                                            90,532
1990 ProTools, Inc. Stock Option Plan                                    5,731
                                                                     ---------
                                                                     5,658,968
                                                                     ---------
                                                                     ---------

8. INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has adopted the provisions of this Statement on a prospective basis in the first quarter of fiscal year 1993 and the effect on its financial statements, upon adoption, was not significant.


(In thousands)                                       1995       1994       1993
                                                     ----       ----       ----
Income before provision for income taxes:
Domestic                                          $36,535    $17,038    $13,360
Foreign                                               561        215        238
                                                  -------    -------    -------
                                                  $37,096    $17,253    $13,598
                                                  -------    -------    -------
                                                  -------    -------    -------


(In thousands)                                                         1995           1994          1993
                                                                       ----           ----           ----
Provision for income taxes:
Federal
  Current payable                                                   $11,311        $ 6,868        $ 5,336
  Deferred tax asset                                                   (605)        (2,270)        (1,476)
  Non-current deferred                                               (1,673)          (554)          (221)
                                                                    -------        -------        -------
  Total Federal                                                       9,033          4,044          3,639
                                                                    -------        -------        -------

State
  Current payable                                                     2,876          2,092          1,380
  Non-current deferred                                                 (489)          (328)          (163)
                                                                    -------        -------        -------
  Total State                                                         2,387          1,764          1,217
                                                                    -------        -------        -------
Foreign                                                                 265            169             97
                                                                    -------        -------        -------
Total Provision                                                     $11,685        $ 5,977        $ 4,953
                                                                    -------        -------        -------
                                                                    -------        -------        -------

The sources of deferred tax assets as of March 31 are as follows:


(In thousands)                                                                        1995           1994
                                                                                      ----           ----
Deferred revenue currently recognized for tax purposes                             $ 1,163        $ 3,920
Reserves and accruals not currently deductible for tax purposes                      3,532          2,963
State taxes, not currently deductible for Federal tax purposes                         310            675
Depreciation                                                                         2,702          2,966
Operating loss carryover of ProTools                                                 2,042          2,189
                                                                                   -------        -------
Total deferred tax asset                                                             9,749         12,713
Valuation allowance                                                                 (2,042)        (2,189)
                                                                                   -------        -------
Net deferred tax asset                                                             $ 7,707        $10,524
                                                                                   -------        -------
                                                                                   -------        -------

The valuation allowance consists of the operating losses of ProTools, a wholly owned subsidiary acquired in January 1994, in a transaction accounted for as a pooling of interests. The operating losses are subject to certain annual limitations as a result of the acquisition and may expire before the Company can utilize them. The Company believes sufficient uncertainty exists regarding the realizability of these losses on a separate entity basis, and accordingly, a valuation allowance has been established.

The provision for income taxes differs from the amounts obtained by applying the Federal statutory rate to income before taxes as follows:


                                                          1995           1994           1993
                                                          ----           ----           ----
Statutory Federal income tax rate                         35.0%          35.0%          34.0%
State income taxes, net of Federal benefit                 5.1            5.7            5.7
Permanent differences                                     (8.6)         (10.6)          (7.2)
Reduction due to tax law changes                            --           (3.8)            --
Operating losses of ProTools not realized                   --            4.5            3.9
Merger and acquisition costs                                --            3.8             --
                                                          ----           ----           ----
                                                          31.5%          34.6%          36.4%
                                                          ----           ----           ----
                                                          ----           ----           ----

9. NOTES PAYABLE
In June, July and October 1992, ProTools borrowed $300,000, $500,000 and $1,000,000, respectively, in aggregate principal from certain of its then current stockholders. ProTools issued promissory notes bearing interest at 9% due and payable within 179 days from issuance or upon conversion into shares of common stock. In July 1993, the notes were converted into common stock.

10. RELATED PARTY TRANSACTION
In connection with the acquisition of ProTools, Network General assumed certain royalty obligations to a company whose principal stockholder was also an officer of Network General. The royalty obligation called for royalty payments through December 31, 1999 or until $920,000 in aggregate royalties had been paid. In fiscal 1995, Network General negotiated a lump sum payment of approximately $572,000 to this company in full settlement of all royalties owed under this agreement. The prepaid royalty is being expensed as a cost of goods sold as related revenues are recognized.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Network General Corporation:

     We have audited the accompanying consolidated balance sheets of Network General Corporation (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network General Corporation and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

San Jose, California
April 26, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

PART III

     Certain information required by Part III is omitted from this report. The Company will file its definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated by reference in this report, as indicated below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company will be set forth under the caption "Information about Network General - Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 18, 1995. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock were complied with, except as set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 18, 1995. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation will be set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 18, 1995. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of equity securities of the Company by certain beneficial owners and management will be set forth under the caption "Information about Network General - Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 18, 1995. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information relating to certain relationships and related transactions will be set forth under the caption "Information about Network General Management - Certain Transactions with Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 18, 1995. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 Page Number(s)
                                                                 --------------

     (a)(1)    Financial Statements:
               Consolidated Balance Sheets:
                      March 31, 1995 and 1994                         21
               Consolidated Statements of Income:
                      Years ended March 31, 1995, 1994 and 1993       22
               Consolidated Statements of Stockholders' Equity
                      Years ended March 31, 1995, 1994 and 1993       23
               Consolidated Statements of Cash Flows
                      Years ended March 31, 1995, 1994 and 1993       24
               Notes to Consolidated Financial Statements             25-30
               Report of Independent Public Accountants               31

     (a)(2) Financial Statement Schedules: Information required in financial statement schedules has been included in the accompanying financial statements or is in amounts not sufficient to require submission of schedules, except as follows:


     Schedules                                                   Page Number(s)
     ---------                                                   --------------

     II        Valuation and Qualifying Accounts                      34

     (a)(3)    Exhibits:  See Index to Exhibits on Pages 36
               through 39 herein.                                     36-39
               Exhibits 10.9 - 10.14,10.16 and 10.19-10.24 are
               management contracts or compensatory plans or arrangements.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended
               March 31, 1995.

NETWORK GENERAL CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(In thousands)

                        Balance at     Charged to     Deductions     Balance at
                         Beginning          Costs         (Write            End
Description              of Period   and Expenses          Offs)      of Period
- -------------------------------------------------------------------------------
Allowance for
  doubtful accounts

  Period ended -

  March 31, 1993              $462         $1,071         ($911)           $622

  March 31, 1994              $622           $590         ($496)           $716

  March 31, 1995              $716         $1,086         ($517)         $1,285

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Network General Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1995.

NETWORK GENERAL CORPORATION


by  s/Leslie G. Denend
   --------------------------------
   Leslie G. Denend, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   NAME/TITLE                                                        DATE
   ----------                                                        ----

CHIEF EXECUTIVE OFFICER

by  s/Leslie G. Denend
   -------------------
Leslie G. Denend                                                 June 26, 1995

CHIEF FINANCIAL OFFICER

by  s/James T. Richardson
   ----------------------
James T. Richardson                                              June 26, 1995

DIRECTORS

by  s/Harry J. Saal
   ----------------
Harry J. Saal                                                    June 26, 1995

by  s/Leonard J. Shustek
   ---------------------
Leonard J. Shustek                                               June 26, 1995

by  s/Leslie G. Denend
   -------------------
Leslie G. Denend                                                 June 26, 1995

by  s/Gregory M. Gallo
   -------------------
Gregory M. Gallo                                                 June 26, 1995

by  s/Laurence R. Hootnick
   -----------------------
Laurence R. Hootnick                                             June 26, 1995

by  s/Howard Frank
   ---------------
Howard Frank                                                     June 26, 1995

by  s/Charles J. Abbe
   ------------------
Charles J. Abbe                                                  June 26, 1995

by  s/Janet L. Hyland
   ------------------
Janet L. Hyland                                                  June 26, 1995

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                             Numbered
Number        Exhibit Title                                         Page
- ------        -------------                                         ----

3.1 Certificate of Incorporation, as amended and restated, of Network General Corporation, a Delaware corporation, which is incorporated by reference to
              Exhibit 3.1 of the Company's Registration Statement No. 33-26107 on Form S-1, which became effective February 2, 1989 (the "Form S-1").

3.2           Certificate of Amendment of Certificate of
              Incorporation of Network General Corporation, which is incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange
              Commission on January 4, 1991.

3.3 Amended and Restated Bylaws of Network General Corporation, which are incorporated by reference to
              Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 ("June 1994 Form 10-Q").

4.1 Registration Rights Agreement between the Company and certain investors dated December 31, 1987, which is incorporated by reference to Exhibit 4.2 of the Form S-1.

4.2 Rights Agreement between the Company and Chemical Trust Company of California dated June 26, 1992, as amended, which is incorporated by reference to
              Exhibit 4.2 of the Company's Annual Report on
              Form 10-K for the year ended March 31, 1993.

10.1 Standard Business Lease (Net) for the Company's principal facility dated June 18, 1991, between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of the 1991 Form 10-K.

10.2 First Amendment to Lease dated June 10, 1992, between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended March 31, 1992 ("1992 Form 10-K").

10.3 Standard Business Lease (Net) for the Company's principal facility dated March 11, 1992, between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.4 of the 1992 Form 10-K.

                                                                    Sequentially
Exhibit                                                             Numbered
Number        Exhibit Title                                         Page
- ------        -------------                                         ----

10.4 First Amendment to Lease dated June 18, 1992, between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.5 of the 1992 Form 10-K.

10.5          Lease dated March 31, 1992, between the Company and
              Equitable Life Assurance Society of the United
              States, which is incorporated by reference to
              Exhibit 10.4 of the 1992 Form 10-K.

10.6          Lease dated March 31, 1992, between the Company and
              Equitable Life Assurance Society of the United
              States, which is incorporated by reference to
              Exhibit 10.4 of the 1992 Form 10-K.

10.7 Description of Company's Cash Bonus Plan, which is incorporated by reference to Exhibit 10.6 of the Form S-1.

10.8          Form of Director and Officer Indemnification
              Agreement, which is incorporated by reference to
              Exhibit 10.7 of the Form S-1.

10.9 1989 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended March 31, 1989 ("1989 Form 10-K").

10.10 Form of Stock Purchase Agreement used in conjunction with the 1989 Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.11 to the Company's 1989 Form 10-K.

10.11         Amended and Restated 1989 Employee Stock Option
              Plan, which is incorporated by reference to
              Exhibit 10.12 of the 1992 Form 10-K.

10.12 Forms of Stock Option Agreement used in conjunction with the 1989 Employee Stock Option Plan, which are incorporated by reference to Exhibit 10.13 of the Company's 1989 Form 10-K.

10.13         Amended and Restated 1989 Outside Directors Stock
              Option Plan, which is incorporated by reference to
              Exhibit 10.12 of the 1992 Form 10-K.

10.14 Forms of Stock Option Agreement used in conjunction with the 1989 Outside Directors Stock Option Plan, which are incorporated by reference to Exhibit 10.15 of the Company's 1989 Form 10-K.

                                                                    Sequentially
Exhibit                                                             Numbered
Number        Exhibit Title                                         Page
- ------        -------------                                         ----

10.15         OEM Agreement dated August 3, 1990 between the
              Company and NCR Corporation which is incorporated by reference to Exhibit 10.18 of the Company's
              Registration Statement No. 33-45580 on Form S-3 which became effective on April 6, 1992.

10.16 Resignation Agreement between the Company and Roger Ferguson dated June 21, 1993 which is incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended
              March 31, 1993.

10.17         Standard Business lease (Net) for the Company's
              Beaverton, Oregon facility dated February 4, 1994 between the Company and Hartford Underwriters
              Insurance Company.

10.18 Agreement dated April 8, 1994 between the Company and PNJ Engineering providing for a lump sum settlement of a royalty obligation between the Company and PNJ engineering.

10.19 Non-competition agreement dated January 6, 1994 between the Company and J. Edward Snyder.

10.20 Employment agreement dated April 6, 1994 between the Company and Leslie Denend which is incorporated by reference to Exhibit 10.21 of the June 1994 Form
              10-Q.

10.21 Employment agreement dated April 6, 1994 between the Company and James T. Richardson, which is incorporated by reference to Exhibit 10.22 of the June 1994 Form 10-Q.

10.22 Employment agreement dated April 6, 1994 between the Company and Richard Lewis, which is incorporated by reference to Exhibit 10.23 of the June 1994
              Form 10-Q.

10.23         Resignation Agreement between the Company and Riley
              Wilcox dated March 31, 1994, which is incorporated by reference to Exhibit 10.24 of the June 1994
              Form 10-Q.

10.24         Resignation Agreement between the Company and James
              Pante dated April 30, 1994, which is incorporated by reference to Exhibit 10.25 of the June 1994
              Form 10-Q.

10.25 Second Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 ("December 1994 Form 10-Q").

                                                                    Sequentially
Exhibit                                                             Numbered
Number        Exhibit Title                                         Page
- ------        -------------                                         ----

10.26 Third Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.23 of the December 1994 Form 10-Q.

21.1          Subsidiaries of Network General Corporation.          40

23.1          Consent of Independent Public Accountants.            41

27.0          Financial Data Schedule                               42