Form 10-Q
period 1995-06-30
NETWORK GENERAL CORPORATION
filed 1995-08-14
CIK 844643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended...June  30, 1995
                                           --------------

                              OR


     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         ------------  -------------
          Commission file number   0-17431


                           NETWORK GENERAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                         77-0115204
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

4200 Bohannon Drive, Menlo Park, California                           94025
--------------------------------------------------------------------------------
(address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)   (415) 473-2000
                                                       --------------


          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes     X       No
                                                     ----        ----


As of August 1, 1995, there were outstanding 21,825,252 shares of the Registrant's Common Stock (par value $0.01 per share).



This report, including exhibits, consists of    22    pages. The exhibit index
begins on page fifteen.                      --------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                           NETWORK GENERAL CORPORATION

               CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

     The Condensed Consolidated Interim Financial Statements of Network General Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the Condensed Consolidated Interim Financial Statements, when read in conjunction with the Company's consolidated financial statements as of March 31, 1995 and the notes thereto included in the Company's 1995 Annual Report, are adequate to make the information presented not misleading.

     The Condensed Consolidated Interim Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods.

     The results of operations for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1996.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(dollars in thousands)                                                                         June 30, 1995       March 31, 1995
                                                                                               -------------       --------------
                                                                                                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                                      $10,846               $18,950
     Marketable securities                                                                           92,961                73,964
     Accounts receivable, net                                                                        20,692                18,800
     Inventories                                                                                      3,489                 4,226
     Prepaid expenses and deferred tax assets                                                        12,185                13,974
                                                                                               ------------          ------------
        Total current assets                                                                        140,173               129,914
                                                                                               ------------          ------------
Property and Equipment at cost:
     Demonstration and rental equipment                                                               6,357                 6,147
     Office and development equipment                                                                23,681                20,486
     Leasehold improvements                                                                           1,827                 1,816
                                                                                               ------------           -----------
                                                                                                     31,865                28,449
     Less - accumulated depreciation and amortization                                               (17,132)              (15,425)
                                                                                               ------------           ------------
        Net property and equipment                                                                   14,733                13,024
                                                                                               ------------           -----------
Long-Term Investments                                                                                45,460                52,410
                                                                                               ------------           -----------
Other Assets                                                                                            875                   842
                                                                                               ------------           -----------
                                                                                                   $201,241              $196,190
                                                                                               ------------           -----------
                                                                                               ------------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                                $4,667                $4,186
     Accrued liabilities                                                                             10,855                 9,817
     Deferred revenue                                                                                15,765                14,375
                                                                                                -----------           -----------
        Total current liabilities                                                                    31,287                28,378
                                                                                                -----------           -----------
Long-Term Deferred Revenue and Taxes                                                                  2,367                 2,225

Stockholders' Equity:
     Common stock - - $.01 par value
        Authorized - -   50,000,000 shares
        Issued - - 22,307,171 shares at June 30, 1995 and
                     22,225,207 shares at March 31, 1995                                                223                   222
     Additional paid-in-capital                                                                     110,676               109,746
     Retained earnings                                                                               71,565                64,374
     Less Treasury Stock, at cost - 645,000 shares at June 30, 1995                                 (14,877)               (8,755)
                                                                                                 ------------          -----------
        Total stockholders' equity                                                                  167,587               165,587
                                                                                                   $201,241              $196,190
                                                                                                 ------------          -----------
                                                                                                 ------------          -----------


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME




(in thousands, except per share amounts)                                                  Three Months Ended
                                                                                               June 30,

                                                                                     1995                     1994
                                                                                --------------           --------------
                                                                                              (Unaudited)
Revenues:
   Product                                                                             $31,830                   $23,843
   Service                                                                               7,910                     6,207
                                                                                --------------           ---------------
Total Revenues                                                                          39,740                    30,050
                                                                                --------------           ---------------

Cost of Revenues:
   Product                                                                               6,904                     4,807
   Service                                                                               2,217                     1,948
                                                                                --------------           ---------------
Total Cost of Revenues                                                                   9,121                     6,755
                                                                                --------------           ---------------
      Gross Profit                                                                      30,619                    23,295
                                                                                --------------           ---------------
Operating Expenses:
   Sales and marketing                                                                  13,596                    11,040
   Research and development                                                              5,791                     4,523
   General and administrative                                                            2,631                     2,160
                                                                                 -------------           ---------------
Total Operating Expenses                                                                22,018                    17,723
                                                                                 -------------           ---------------
      Income from operations                                                             8,601                     5,572

Interest Income, net                                                                     1,746                     1,093
                                                                                 -------------           ---------------
   Income before provision for income taxes                                             10,347                     6,665
Provision for Income Taxes                                                               3,156                     2,099
                                                                                 -------------           ---------------

   Net income                                                                           $7,191                    $4,566
                                                                                 -------------           ----------------
                                                                                 -------------           ----------------
Earnings Per Share                                                                        $.32                      $.21
                                                                                 -------------           ----------------
Weighted Average Common and Common
   Equivalent Shares Outstanding                                                        22,707                    21,937
                                                                                 -------------           ----------------


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
                                                                                          For the three Months ended
                                                                                                    June 30,
                                                                                          1995                   1994
                                                                                      -----------             -----------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                              $7,191                 $4,566
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                        1,754                  1,621
       Deferred taxes, net                                                                  1,839                    351
       (Increase) decrease in assets:
          Accounts receivable                                                              (1,892)                   487
          Inventories                                                                         737                   (925)
          Prepaid expenses                                                                    132                 (1,160)
          Other assets                                                                        (33)                    50
       Increase in liabilities:
          Accounts payable and accrued liabilities                                            694                  1,724
          Income taxes payable                                                                825                  1,246
          Deferred revenue                                                                  1,350                  1,776
                                                                                      -----------            -----------
            Net cash provided by operating activities                                      12,597                  9,736
                                                                                      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of held-to maturity investments                                              (38,105)               (27,223)
   Proceeds from maturities of held-to-maturity investments                                26,058                 30,927
   Purchase of property and equipment                                                      (3,463)                (1,497)
                                                                                      -----------            ------------
          Net cash (used in) provided by investing activities                             (15,510)                 2,207

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net of issuance costs                              931                  1,320
   Repurchase of common stock                                                              (6,122)                  (713)
                                                                                      -----------            ------------
          Net cash (used in) provided by financing activities                              (5,191)                   607
                                                                                      -----------            -----------

Net (decrease) increase in cash and cash equivalents                                       (8,104)                12,550

Cash and cash equivalents at beginning of period                                           18,950                  4,286
                                                                                      -----------            -----------
Cash and cash equivalents at end of period                                                $10,846                $16,836
                                                                                      -----------            -----------
                                                                                      -----------            -----------

Supplemental Disclosures
   Cash paid during the period for:
       Interest                                                                              $---                   $---
       Income taxes                                                                          $148                   $191


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)
June 30, 1995

A. FINANCIAL STATEMENT PRESENTATION
     Certain amounts included in the condensed consolidated interim statements of income and the condensed consolidated interim balance sheets have been reclassified from amounts previously reported. Such reclassifications are not considered to be significant.

B. CASH AND CASH EQUIVALENTS, MARKETABLE DEBT SECURITIES, AND LONG-TERM INVESTMENTS
     For purposes of the consolidated statements of cash flows, the Company considers certificates of deposits, commercial paper and money market funds with an original maturity date of three months or less to be cash equivalents. Marketable securities consist of municipal notes and U.S. Treasury notes with average maturities of less than one year. Long-term investments that will be held to maturity are carried at cost.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of fiscal year 1995, and the affect on its financial statements was not significant. In accordance with SFAS No. 115, the Company has classified all marketable debt securities and long-term debt investments as Held-to-Maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses have been reflected in the Company's financial statements.

At June 30, 1995 the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

(In thousands)                                                        Amortized           Aggregate           Unrealized
                                                                           Cost           Fair Value               Gains
                                                                      ---------           ----------          ----------

Debt securities issued by the U.S. Treasury and
          other U.S. government agencies                              $  47,791            $  47,808                  17
Debt securities issued by states of the United
          States and political subdivisions of the state                 90,630               90,861                 231
                                                                      ---------           ----------          ----------
                                                                       $138,421             $138,669                $248
                                                                      ---------           ----------          ----------
                                                                      ---------           ----------          ----------


C. INVENTORIES
   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. Inventories consist of:


(In thousands)
                              June 30, 1995          March 31, 1995
                              -------------          --------------

Purchased parts                      $1,304                  $1,496
Finished goods                        2,185                   2,730
                                     ------                  ------
                                     $3,489                  $4,226
                                     ------                  ------
                                     ------                  ------

D. EARNINGS PER SHARE
   Earnings per share is computed using the weighted average number of shares of common and common equivalent shares resulting from outstanding options. Fully diluted earnings per share is the same as primary earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES
Revenues for the first fiscal quarter ended June 30, 1995 were $39,740,000, an increase of 32% over revenues of $30,050,000 reported for the quarter ended June 30, 1994. Both domestic and international revenues increased in the first quarter of fiscal year 1996 when compared to the first quarter of fiscal year 1995. Domestic revenues increased 32% to $31,769,000 for the quarter ended June 30, 1995, compared to $24,071,000 for the quarter ended June 30, 1994. International revenues increased by 33% for the first quarter of fiscal 1996 compared to the first fiscal quarter of 1995, growing from $5,979,000 to $7,971,000, lead by strong sales of tool products in Asia which were offset by a decrease in sales in Europe. Although the Company is in the process of revisiting its distribution strategy for Europe to include a combination of third party distributors and direct sales, continued weakness in European sales is expected to persist until such new strategy is fully implemented. International revenues represented 20% of total revenues for each of the quarters ended June 30, 1995 and 1994.

The following table presents the Company's revenues for each of its product lines in absolute dollars and as a percentage of revenues for each of the periods shown below.


(Dollars in Thousands)
                                                       Three Months Ended June 30,
SOURCES OF REVENUE                                1995 Change           1994
                                                  -----------           ----

Tool Products (1)                              $20,424   29%         $15,865
System Products (2)                             11,406   43%           7,978
                                                ------                 -----
   Subtotal Product Revenue                     31,830   33%          23,843
Services (3)                                     7,910   27%           6,207
                                               -------               -------
Total Revenues                                 $39,740   32%         $30,050
                                               -------               -------
                                               -------               -------


PERCENTAGES OF REVENUE                            1995                  1994
                                                  ----                  ----

Tool Products                                      51%                   53%
System Products                                    29%                   26%
                                                  ----                  ----
   Subtotal Product Revenue                        80%                   79%
Services                                           20%                   21%
                                                  ----                  ----
Total Revenues                                    100%                  100%
                                                  ----                  ----
                                                  ----                  ----

The Company's tool products revenues increased 29% to $20,424,000 in the quarter ended June 30, 1995, as compared to $15,865,000 for the quarter ended June 30, 1994. Sniffer Network Analyzer products accounted for substantially all of the Company's tool products revenues in each of the periods shown above and are responsible for the increase in tool products revenues from the first quarter of fiscal year 1995 to the first quarter of fiscal year 1996. Tool products revenues represented approximately 51% of Network General's revenues for the first fiscal quarter ended June 30, 1995, as compared to 53% for the same period in fiscal 1995. Tool products revenues declined as a percentage of total revenues due to faster growth in system products revenues during this period relative to tool and service revenues.

Revenues for the first fiscal quarter ended June 30, 1995 included $11,406,000 in system products revenues, a 43% increase over the $7,978,000 in system products revenues reported for the quarter ended June 30, 1994. The Distributed Sniffer System (DSS) analysis products accounted for a majority of the Company's system products
------------------------------

(1) Tool Products include revenues from the Sniffer-Registered Trademark-Network Analyzer products,the PCI line of Wide Area Network (WAN) Analysis products, the Watchdog-TM- Network Monitor products, product rentals and roylaties from the license agreements.

(2) System Products consist of revenues from the Distributed Sniffer System -Registered Trademark- analysis products and from the Distributed Sniffer System Monitoring products (formerly ProTools Network Control Series).

(3) Service revenues include first-year warranty revenue as defined by SOP 91-1 and revenues from software support and maintenance contracts, training and consulting services.

revenues in each of the periods shown above. System product revenues represented approximately 29% of Network General's revenues for the first quarter of fiscal 1996, as compared to 26% for the same quarter in fiscal 1995.

Service revenues include revenues from software support and maintenance contracts, training, and consulting services, as well as those revenues from the first year warranty period of customer support which had been deferred in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition." For the quarter ended June 30, 1995, service revenues, increased 27% to $7,910,000 from $6,207,000 for the quarter ended June 30, 1994. The increase in service revenues was due to increases in support and maintenance contracts, training, and first year warranty support revenues. As a percent of total revenues, service revenues decreased from 21% in the first quarter of fiscal year 1995 to 20% in the first quarter of fiscal year 1996.

GROSS MARGIN
Cost of revenues consists of manufacturing costs, cost of services and warranty expenses. Gross profit as a percent of revenues was 77% for the quarter ended June 30, 1995 and 78% for the quarter ended June 30, 1994. Gross profit and gross profit percent may vary as a result of a number of factors, including the mix between Tool Products, System Products and Services, third party computer platforms, which have lower margins than the Company's own products, and the mix of international and domestic sales.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were $13,596,000 in the first quarter of fiscal year 1996, an increase of 23% compared to $11,040,000 of sales and marketing expenses in the first quarter of fiscal 1995. The increase was primarily due to increased domestic sales expense for increased staffing, commission expense and promotional activity needed to support increased sales. As a percent of revenues, sales and marketing expenses were 34% and 37% for the quarters ended June 30, 1995 and 1994, respectively. Sales and marketing expenses have decreased as a percent of total revenues as a result of faster growth in revenues than in the related selling expenses.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $5,791,000 in the first quarter of fiscal year 1996, as compared to $4,523,000 in the first quarter of fiscal year 1995. Increased expenses were due to increased staffing to support development efforts. The Company believes that continued commitment to research and development is required to remain competitive. Research and development expenses were 15% of total revenues for each of the three month periods ended June 30, 1995 and 1994.

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $2,631,000 for the quarter ended June 30, 1995 and were $2,160,000 for the quarter ended June 30, 1994. Increases to general and administrative expenses were primarily due to increases in staffing to support expanding operations. General and administrative expenses were 7% of total revenues for each of the three month periods ended June 30, 1995 and 1994.

INTEREST INCOME, NET
Interest income, net increased 60% to $1,746,000 in the first quarter of fiscalyear 1996 as compared to $1,093,000 in the first quarter of fiscal year 1995. The increase in interest income earned in the first quarter of fiscal year 1996 as compared to the first quarter of fiscal year 1995 reflects a combination of higher balances of cash, cash equivalents and marketable securities available for investment, as well as higher returns on investments during the first quarter of fiscal year 1996.

PROVISION FOR INCOME TAXES

The provision for income taxes was 30.5% of pretax income for the quarter ended June 30, 1995, as compared to 31.5% for the quarter ended June 30, 1994. The effective tax rate for the first quarter of fiscal year 1996 decreased from the first quarter of fiscal year 1995 primarily due to increased utilization of ProTools operating losses, and to a lesser extent, a lower effective state tax rate between years.

EARNINGS PER SHARE
Earnings per share for the quarter ended June 30, 1995, were $0.32, an increase of 52% compared to the $0.21 per share earned in the quarter ended June 30, 1994. The primary cause of the increase in earnings per share was the increase in revenues. The number of common share equivalents increased 4% from 21,937,000 in the first quarter of fiscal 1995 to 22,707,000 in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities increased $10,893,000 from March 31, 1995 to June 30, 1995. The primary source of these funds was cash provided from operating activities, partially offset by purchases of property and equipment. The increase in cash, cash equivalents and marketable securities in the first quarter of fiscal 1996 was also partially offset by $6,122,000 used to repurchase common stock.

Net cash provided by operating activities was $12,597,000 for the three months ended June 30, 1995, and $9,736,000 for the three months ended June 30, 1994. The primary source of these funds was net income for both periods shown. The net increase in the first quarter of fiscal 1996 also reflects reductions in deferred tax assets and increases to deferred revenue, partially offset by increases to accounts receivable. Cash provided by operating activities in the first quarter of fiscal 1995 reflects increases to deferred revenue, and accounts payable and accrued liabilities, partially offset by increases in prepaid expenses.

Net cash used in investing activities was $15,510,000 in the quarter ended June 30, 1995, as compared to cash provided by investing activities of $2,207,000 in the quarter ended June 30, 1994. Net cash used in investing activities in the first quarter of fiscal 1996 reflects increased balances in marketable securities and purchases of property and equipment, partially offset by decreased balances in long-term investments. Cash provided by investing activities in the first quarter of fiscal 1995 includes decreases in marketable securities and long-term investments, partially offset by purchases of property and equipment.

The Company used $5,191,000 in the quarter ended June 30, 1995 relating to financing activities. Repurchase of common stock totaling approximately $6,122,000 was partially offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $607,000 in the quarter ended June 30, 1994.

As of June 30, 1995, the Company's principal sources of liquidity included cash, cash investments, marketable securities and long-term investments totaling $149,267,000, including $45,460,000 of long-term investments. Included in the Company's marketable securities as of June 30, 1995 are approximately $2,000,000 of Orange County, California Tax and Revenue Anticipation Notes. The principal and accrued interest was paid in full on July 28, 1995.

The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes that cash generated from operations, together with existing cash and investment balances will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

BUSINESS RISKS
The Company's future operating results may be affected by certain factors and trends of its market which are beyond its control. The market for Network General's products is characterized by rapidly changing technology and evolving industry standards. Included in such changes is the development of asynchronous transfer mode ("ATM") for the transmission of data along local area and wide area networks, as well as other switching technologies. Network General believes that its future success will depend, in part, on its ability to continue to develop, introduce and sell new products. The Company is committed to continued investments in research and development; however, there is no assurance that these efforts will result in the development, timely release or market acceptance of new products.

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

Network General products may be considered by certain customers to be capital purchases. An adverse change in general economic conditions could cause certain of the Company's customers to reduce their capital spending, which may adversely affect the Company's operating results.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings:
          From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse affect on the Company's financial position or its results of operations.

Item 2.   Changes in Securities:
          Not Applicable.

Item 3.   Defaults upon Senior Securities:
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:
          None.

Item 5.   Other Information:
          None.

Item 6.   Exhibits and Reports on Form 8-K:
          1) Exhibits

Exhibit
Number                   Exhibit Title
------                   -------------

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

3.3 Amended and Restated Bylaws of Network General Corporation, which are incorporated by reference to exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 1994 Form 10-Q").

4.1 Registration Rights Agreement between the Company and certain investors dated December 31, 1987, which is incorporated by reference to Exhibit 4.2 of the Form S-1.

4.2 Rights Agreement between the Company and Chemical Trust Company of California dated June 26, 1992, as amended, which is incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1993. ("1993 Form 10-K").

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

10.6 Lease dated March 31, 1992, between the Company and Equitable Life Assurance Society of the United States, which is incorporated by reference to Exhibit 10.4 of the 1992 Form 10-K

10.7 Description of Company's Cash Bonus Plan, which is incorporated by reference to Exhibit 10.6 of the Form S-1.

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

10.15 OEM Agreement dated August 3, 1990 between the Company and NCR Corporation which is incorporated by reference to Exhibit 10.18 of the Company's Registration Statement No. 33-45580 on Form S-3 which became effective on April 6, 1992

10.16 Resignation Agreement between the Company and Roger Ferguson dated June 21, 1993 which is incorporated by reference to Exhibit 10.17 of the 1993 Form 10-K.

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

10.19 Non-competition agreement dated January 6, 1994 between the Company and J. Edward Snyder.

10.20 Employment agreement dated April 6, 1994 between the Company and Leslie Denend, which is incorporated by reference to Exhibit 10.21 of the June 1994 Form 10-Q.

10.21 Employment agreement dated April 6, 1994 between the Company and James T. Richardson, which is incorporated by reference to Exhibit 10.22 of the June 1994 Form 10-Q.

10.22 Employment agreement dated April 6, 1994 between the Company and Richard Lewis, which is incorporated by reference to Exhibit 10.23 of the June 1994 Form 10-Q.

10.23 Resignation Agreement between the Company and Riley Willcox dated March 31, 1994, which is incorporated by reference to Exhibit 10.24 of the June 1994 Form 10-Q.

10.24 Resignation Agreement between the Company and James Pante dated April 30, 1994, which is incorporated by reference to Exhibit 10.25 of the June 1994 Form 10-Q.

10.25 Second Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 ("December 1994 Form 10-Q")

10.26 Third Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.23 of the December 1994 Form 10-Q.

10.27 Fourth Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P.

10.28 Fifth Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P.

     2) Form 8-K
          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Network General Corporation



DATE  August 10, 1995                        by   S/JAMES T. RICHARDSON
      ---------------                          -------------------------

                                                  James T. Richardson
                                                  Senior Vice President,
                                                  Corporate
                                                  Operations and Chief Financial
                                                  Officer
                                                  (authorized officer)


DATE  August 10, 1995                        by   S/BERNARD J. WHITNEY
      ---------------                           ----------------------

                                                  Bernard J. Whitney
                                                  Controller and Chief
                                                  Accounting Officer
                                                  (authorized officer)