Form 10-Q
period 1995-09-30
NETWORK GENERAL CORPORATION
filed 1995-11-14
CIK 844643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

      __
     |X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     |__| OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended...September 30, 1995
                                           ------------------
                                       OR

      __
     |  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     |__| OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -------------  -------------

          Commission file number   0-17431


                           NETWORK GENERAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              77-0115204
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4200 Bohannon Drive, Menlo Park, California                                94025
--------------------------------------------------------------------------------
(address of principal executive offices)                              (Zip Code)

(Registrant's telephone number, including area code)   (415) 473-2000
                                                       --------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X       No
                                              -----        -----


As of October 1, 1995, there were outstanding 21,837,895 shares of the Registrant's Common Stock (par value $0.01 per share).




This report, including exhibits, consists of 104 pages. The exhibit index begins on page thirteen.

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

     The results of operations for the six month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1996.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(dollars in thousands)                                               September 30, 1995  March 31, 1995
                                                                     ------------------  --------------
                                                                         (Unaudited)
ASSETS

Current Assets:
      Cash and cash equivalents                                                 $21,039         $18,950
      Marketable securities                                                      78,390          73,964
      Accounts receivable, net                                                   25,066          18,800
      Inventories                                                                 2,557           4,226
      Prepaid expenses and deferred tax assets                                   13,235          13,974
                                                                     ------------------  --------------
         Total current assets                                                   140,287         129,914
                                                                     ------------------  --------------
Property and Equipment at cost:
      Demonstration and rental equipment                                          7,841           6,147
      Office and development equipment                                           27,084          20,486
      Leasehold improvements                                                      2,159           1,816
                                                                     ------------------  --------------
                                                                                 37,084          28,449
      Less - accumulated depreciation and amortization                          (19,041)        (15,425)
                                                                     ------------------  --------------
         Net property and equipment                                              18,043          13,024
                                                                     ------------------  --------------
Long-Term Investments                                                            43,027          52,410
                                                                     ------------------  --------------

Other Assets                                                                      2,303             842
                                                                     ------------------  --------------
                                                                               $203,660        $196,190
                                                                     ------------------  --------------
                                                                     ------------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                           $5,985          $4,186
      Accrued liabilities                                                        11,204           9,817
      Deferred revenue                                                           16,461          14,375
                                                                     ------------------  --------------
         Total current liabilities                                               33,650          28,378
                                                                     ------------------  --------------
Long-Term Deferred Revenue and Taxes                                              2,258           2,225

Stockholders' Equity:
      Common stock - - $.01 par value
         Authorized - -   50,000,000 shares
         Issued - - 22,682,895 shares at September 30, 1995 and
                    22,225,207 shares at March 31995                                227             222
      Additional paid-in-capital                                                118,829         109,746
      Retained earnings                                                          71,875          64,374
      Less Treasury Stock, at cost - - 845,000 shares at
       September 30, 1995
                                395,000 shares at March 31, 1995                (23,179)         (8,755)
                                                                     ------------------  --------------
         Total stockholders' equity                                             167,752         165,587
                                                                     ------------------  --------------
                                                                               $203,660        $196,190
                                                                     ------------------  --------------
                                                                     ------------------  --------------


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME



(in thousands, except per          Three Months Ended       Six Months Ended
share amounts)                       September 30,            September 30,

                                     1995      1994          1995      1994
                                   --------  --------      --------  --------
                                      (unaudited)              (unaudited)
Revenues:
  Product                           $35,436   $26,165       $67,266   $50,008
  Service                             8,293     6,210        16,203    12,417
                                   --------  --------      --------  --------
Total Revenues                       43,729    32,375        83,469    62,425
                                   --------  --------      --------  --------
Cost of Revenues:
  Product                             7,744     5,492        14,648    10,299
  Service                             2,330     1,956         4,547     3,904

                                   --------  --------      --------  --------
Total Cost of Revenues               10,074     7,448        19,195    14,203
                                   --------  --------      --------  --------

    Gross profit                     33,655    24,927        64,274    48,222
                                   --------  --------      --------  --------
Operating Expenses:
    Sales and marketing              15,082    11,339        28,678    22,379
    Research and development          6,824     4,843        12,615     9,366
    General and administrative        2,946     2,256         5,577     4,416
    Acquired in-process research
     and development                  7,153         -         7,153         -
                                   --------  --------      --------  --------
Total Operating Expenses             32,005    18,438        54,023    36,161
                                   --------  --------      --------  --------

    Income from operations            1,650     6,489        10,251    12,061

Interest Income, net                  1,860     1,152         3,606     2,245
                                   --------  --------      --------  --------
    Income before provision for
     income taxes                     3,510     7,641        13,857    14,306
Provision for Income Taxes            3,200     2,410         6,356     4,509
                                   --------  --------      --------  --------

    Net income                         $310    $5,231        $7,501    $9,797
                                   --------  --------      --------  --------
                                   --------  --------      --------  --------
Earnings Per Share                     $.01      $.24          $.33      $.45
                                   --------  --------      --------  --------
Weighted Average Common and Common
  Equivalent Shares Outstanding      22,989    22,038        22,900    21,991
                                   --------  --------      --------  --------
                                   --------  --------      --------  --------


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)                                            For the six months end
                                                                      September 30,
                                                                    1995         1994
                                                                 -----------  -----------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $7,501       $9,797
  Adjustments to reconcile net income to net cash provided by operating activities :
       Depreciation and amortization                                   3,668        3,304
       Acquired in-process research & development                      7,153         -
       Deferred taxes, net                                               567        3,147
       (Increase) decrease in assets:
          Accounts receivable                                         (6,266)      (1,675)
          Inventories                                                  1,669       (1,331)
          Prepaid expenses                                            (1,858)      (4,414)
          Other assets                                                   (56)         (77)
       Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                     4,195        1,774
          Income taxes payable                                        (1,009)       1,997
          Deferred revenue                                             2,144          257
                                                                 -----------  -----------
            Net cash provided by operating activities                 17,708       12,779
                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of held-to maturity investments                          (76,658)     (56,674)
  Proceeds from maturities of held-to-maturity investments            81,615       47,657
  Cash expenditures for acquisition                                   (6,501)        -
  Purchase of property and equipment                                  (8,739)      (3,540)
                                                                 -----------  -----------
            Net cash used in investing activities                    (10,283)     (12,557)
                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of issuance costs        9,088        3,979
  Repurchase of common stock                                         (14,424)      (2,984)
                                                                 -----------  -----------
            Net cash (used in) provided by financing                  (5,336)         995
             activities                                        -----------  -----------

Net increase in cash and cash equivalents                              2,089        1,217

Cash and cash equivalents at beginning of period                      18,950        4,286
                                                                 -----------  -----------
Cash and cash equivalents at end of period                           $21,039       $5,503
                                                                 -----------  -----------
                                                                 -----------  -----------

Supplemental Disclosures
  Cash paid during the period for:
       Interest                                                        $---          $---
       Income taxes                                                  $5,060        $3,121

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)
September 30, 1995

A. FINANCIAL STATEMENT PRESENTATION
   Certain amounts included in the condensed consolidated interim statements of income and the condensed consolidated interim balance sheets have been reclassified from amounts previously reported. Such reclassifications are not considered to be significant.

B. ACQUISITION
   In September 1995 the Company acquired all of the remaining 90% of voting interest of AIM Technology, (AIM), which it did not own for approximately $6,501,000. The acquisition was accounted for as a purchase. Accordingly, the result of operations of AIM have been included in the results of the Company from the date of acquisition. The purchase price, including $600,000 invested by the Company for 10% of the voting interest of AIM Technology prior to the acquisition, was allocated to acquired assets and liabilities assumed based on their estimated fair values at the acquisition date as follows:


(In thousands)
Cash and cash equivalents                    $   309
Accounts receivable, net                         347
In-process research and development            7,153
Property and equipment, net                      288
Deposits & other assets                          441
Accounts payable & accrued liabilities        (1,437)
                                              ------
                                              $7,101
                                              ------
                                              ------

   In September 1995, amounts allocated to in-process research and development were charged to operations.

C. CASH AND CASH EQUIVALENTS, MARKETABLE DEBT SECURITIES, AND LONG-TERM INVESTMENTS
   For purposes of the consolidated statements of cash flows, the Company considers certificates of deposits, commercial paper and money market funds with an original maturity date of three months or less to be cash equivalents. Marketable securities consist of municipal notes and U.S. Treasury notes with average maturities of less than one year. Long-term investments are held to maturity and are carried at amortized cost.

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

At September 30, 1995 the amortized cost basis, aggregate fair value and gross unrealized holding gains by major security type were as follows:

(In thousands)                                            Amortized       Aggregate     Unrealized
                                                               Cost      Fair Value          Gains
                                                          ---------      ----------     ----------
Debt securities issued by the U.S. Treasury and other
U.S. govenment agencies                                    $ 33,601        $ 33,602              1
Debt securities issued by states of the United States
and political subdivisions of the state                      87,816          87,840             24
                                                          ---------      ----------     ----------
                                                           $121,417        $121,442           $ 25
                                                          ---------      ----------     ----------
                                                          ---------      ----------     ----------

D. INVENTORIES
   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. Inventories consist of:

(In thousands)
                       September 30, 1995                  March 31, 1995
                       ------------------                  --------------
Purchased parts                    $1,566                          $1,496
Finished goods                        991                           2,730
                                   ------                          ------
                                   $2,557                          $4,226
                                   ------                          ------
                                   ------                          ------

E. EARNINGS PER SHARE
   Earnings per share is computed using the weighted average number of shares of common and common equivalent shares resulting from outstanding options. Fully diluted earnings per share is the same as primary earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES
Revenues for the quarter ended September 30, 1995 were $43,729,000 an increase of 35% over the $32,375,000 in revenues for the quarter ended September 30, 1994. Both domestic and international revenues increased in the second quarter of fiscal 1996 when compared to the second quarter of fiscal 1995. Domestic revenues increased by 43% for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994, growing from $24,762,000 to $35,332,000. Higher non-European international revenues offset a decrease in European revenues causing overall international revenues to increase by 10% for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995, growing from $7,613,000 to $8,397,000. Although the Company is in the process of revisiting its distribution strategy for Europe to include a combination of third party distributors and direct sales, continued weakness in European sales is expected to persist until such new strategy is fully implemented. International revenues represented 19% of total revenues for quarter ended September 30, 1995 as compared to 24% for the quarter ended September 30, 1994.

Revenues for the six month period ended September 30, 1995 were $83,469,000, an increase of 34% over the $62,425,000 in revenues for the six month period ended September 30, 1994. Both domestic and international revenues increased in the first six months of fiscal 1996 when compared to the first six months of fiscal 1995. Domestic revenues increased by 37% for the six month period ended September 30, 1995 compared to the six month period ended September 30, 1994, growing from $48,833,000 to $67,101,000. International revenues increased by 20% for the six month period ended September 30, 1995 compared to the six month period ended September 30, 1994, growing from $13,592,000 to $16,368,000. International revenues represented 20% of the revenues for the six month period ended September 30, 1995, compared to 22% for the six month period ended September 30, 1994.

The following table presents the Company's revenues for each of its product lines in absolute dollars and as a percentage of revenues for each of the periods shown below.

                                 Three Months Ended          Six Months Ended
                                    September 30,              September 30,
                               (Dollars in Thousands)     (Dollars in Thousands)
SOURCES OF REVENUE                  1995          1994        1995          1994
                                    ----          ----        ----          ----
Tool Products(1)                  $21,291      $17,453      $41,715      $33,318
System Products(2)                 14,145        8,712       25,551       16,690
                                  -------      -------      -------      -------
  Subtotal Product Revenue         35,436       26,165       67,266       50,008
Services(3)                         8,293        6,210       16,203       12,417
                                  -------      -------      -------      -------
Total Revenues                    $43,729      $32,375      $83,469      $62,425
                                  -------      -------      -------      -------
                                  -------      -------      -------      -------

PERCENTAGES OF REVENUE               1995         1994         1995         1994
                                     ----         ----         ----         ----
Tool Products                         49%          54%          50%          53%
System Products                       32%          27%          31%          27%
                                      ---          ---          ---          ---
  Subtotal Product Revenue            81%          81%          81%          80%
Services                              19%          19%          19%          20%
                                      ---          ---          ---          ---

Total Revenues                       100%         100%         100%         100%
                                     ----         ----         ----         ----
                                     ----         ----         ----         ----

------------------------------------
(1) Tool Products include revenues from the Sniffer-Registered Trademark-Network Analyzer products, the PCI line of Wide Area Network (WAN) Analysis products, the Watchdog-Trademark- Network Monitor products, product rentals, and royalties from license agreements.

(2) System Products consist of revenues from the Distributed Sniffer System-Registered Trademark- analysis products and from the Distributed Snifffer System Monitoring products (formerly ProTools Network Control Series).

(3) Service revenues include first-year warranty revenue as defined by Statement of Position ("SOP") 91-1 and revenues from software support and maintenance contracts, training, and consulting services.

The Company's tool product revenues increased 22% to $21,291,000 in the quarter ended September 30, 1995, as compared to $17,453,000 for the quarter ended September 30, 1994. Sniffer Network Analyzer products accounted for substantially all of the Company's tool product revenues in each of the periods shown above and are responsible for almost all of the increase in tool product revenues from the second quarter of fiscal 1995 to the second quarter of fiscal 1996. Tool product revenues represented approximately 49% of Network General's revenues for the second fiscal quarter ended September 30, 1995, as compared to 54% for the same period in fiscal 1995. Tool product revenues declined as a percentage of total revenues due to faster growth in system products revenues during this period.

Revenues from the Company's tool products were $41,715,000 in the six month period ended September 30, 1995, a 25% increase from the $33,318,000 in tool product revenues for the six month period ended September 30, 1994. Increased sales of the Company's Sniffer Network Analyzer products were responsible for almost all of the increase in tool product revenues from the first six months of fiscal 1995 to the first six months of fiscal 1996.

Revenues for the quarter ended September 30, 1995 included $14,145,000 in system product revenues, a 62% increase as compared to the $8,712,000 in system product revenues for the same period in fiscal 1995. The Distributed Sniffer System
(DSS) analysis products accounted for a majority of the Company's system product revenues in each of the periods shown above. System product revenues represented approximately 32% of Network General's revenues for the quarter ended September 30, 1995, as compared to 27% for the quarter ended September 30, 1994.

Revenues for the six months ended September 30, 1995 included $25,551,000 in system product revenues, a 53% increase as compared to the $16,690,000 in system product revenues for the six month period ended September 30, 1994. System product revenues represented approximately 31% of Network General's revenues for the six months ended September 30, 1995, as compared to 27% for the six months ended September 30, 1994.

Service revenues include revenues from software support and maintenance contracts, training, and consulting services, as well as those revenues from the first year warranty period of customer support which had been deferred in accordance with SOP 91-1, "Software Revenue Recognition". For the second fiscal quarter ended September 30, 1995, service revenues increased 34% to $8,293,000, from $6,210,000 for the same quarter in fiscal 1995. The increase in service revenues was due to increases in all categories of service revenues. As a percentage of total revenues, service revenues remain flat at 19% of total revenues.

Service revenues for the six month period ended September 30, 1995 totaled $16,203,000, an increase of 30% from the $12,417,000 in service revenues for the six month period ended September 30, 1994. The increase in service revenues was due to increases in all categories of service revenues. As a percentage of total revenues, service revenues decreased slightly from 20% of total revenues in the first six months of fiscal 1995 to 19% of total revenues in the first six months of fiscal 1996.

GROSS PROFIT
Cost of revenues consists of manufacturing costs, cost of services and warranty expenses. Gross profit as a percentage of revenues was 77% for all periods shown. Gross profit and gross profit percent may vary as a result of a number of factors, including the mix between tool products, system products and services, third party computer platforms, which have lower margins than the Company's own products, and the mix of international and domestic sales.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were $15,082,000 in the second quarter of fiscal 1996, an increase of 33% compared to $11,339,000 of sales and marketing expenses in the second quarter of fiscal 1995. The increase was primarily due to increased domestic sales expense for increased staffing, commission expense and promotional activity needed to support increased sales. As a percent of revenues, sales and marketing expenses were 34% and 35% for the quarters ended September 30, 1995 and 1994, respectively. Sales and marketing expenses were $28,678,000 in the six month period ended September 30, 1995, an increase of 28% compared to $22,379,000 of sales and marketing expenses in the same period of fiscal 1995. As a percent of revenues, sales and marketing expenses were 34% and 36% for the six month periods ended September 30, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $6,824,000 in the second quarter of fiscal 1996, as compared to $4,843,000 in the second quarter of fiscal 1995. As a percent of revenues, research and development expenses were 16% for the quarter ended September 30, 1995, and 15% for the quarter ended September 30, 1994. Research and development expenses were $12,615,000 in the first six months of fiscal 1996, as compared to $9,366,000 in the first six months of fiscal 1995. Research and development expenses as a percent of revenues were 15% for both six month periods ended September 30, 1995 and 1994. The increases for the three and six month periods ended September 30, 1995 as compared to the same periods in fiscal 1995 were due to increased staffing to support accelerated development efforts for high speed network technology. The Company believes that continued commitment to research and development is required to remain competitive.

Research and development expenses are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant and, thus, the Company has charged all software development costs to research and development expenses in the consolidated statements of income.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $2,946,000 for the quarter ended September 30, 1995 and were $2,256,000 for the quarter ended September 30, 1994. For the six months ended September 30, 1995, general and administrative expenses were $5,577,000, as compared to $4,416,000 for the six months ended September 30, 1994. General and administrative expenses as a percent of revenues were 7% for all periods shown. Increases to general and administrative expenses were primarily due to increases in staffing to support operations.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
Acquired in-process research and development of $7,153,000 for the quarter ended September 30, 1995 reflects the value of development projects in process at the time of the acquisition of AIM Technology in September 1995.

INTEREST INCOME, NET
Interest income, net increased 61% to $1,860,000 in the second quarter of fiscal year 1996 as compared to $1,152,000 in the second quarter of fiscal year 1995. For the six months ended September 30, 1995, interest income, net was $3,606,000, as compared to $2,245,000 for the six months ended September 30, 1994. The increase in interest income earned in both the three and six month periods ended September 30, 1995, as compared to the same periods in fiscal 1995, reflect a combination of higher balances of cash, cash equivalents and marketable securities available for investment, as well as higher returns on investments during the first half of fiscal year 1996.

PROVISION FOR INCOME TAXES
The provision for income taxes for the three and six month periods ended September 30, 1995 was 91.2 % and 45.9% of pretax income, respectively, as compared to 31.5% for the same periods in fiscal 1995. Excluding the impact of the AIM Technology acquisition, the provision for income taxes would have been 30.5% of pretax income for both the three and six month periods ended September 30, 1995. The decrease in the provision rate, exclusive of the AIM Technology acquisition, from fiscal 1995 to fiscal 1996 was primarily due to increased utilization of ProTools' operating losses, and to a lesser extent, a lower effective state tax rate between years.

EARNINGS PER SHARE
Earnings per share for the quarter ended September 30, 1995, were $0.01, as compared to $0.24 per share earned in the quarter ended September 30, 1994. Earnings per share for the six months ended September 30, 1995, were $0.33, as compared to $0.45 per share earned in the same period in fiscal 1995. Earnings per share were reduced by approximately $0.33 in the second quarter of fiscal year 1996 as a result of the acquisition of AIM Technology. Excluding the impact of the AIM Technology acquisition, the primary cause of the increase in earnings per share was the increase in revenues. The number of common share equivalents increased 4% from 22,038,000 in the second quarter of fiscal 1995 to 22,989,000 in the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $17,708,000 for the six months ended September 30, 1995, and $12,779,000 for the six months ended September 30, 1994. The primary source of these funds was net income, as well as increases to accounts payable and accrued liabilities for both periods shown. The net increase for the first six months of fiscal 1996 also reflects increases to deferred revenue, partially offset by increases to accounts receivable. Cash provided by operating activities in the first six months of fiscal 1995 reflects increases to income taxes payable, partially offset by increases in prepaid expenses.

Net cash used in investing activities was $10,283,000 for the six months ended September 30, 1995, as compared to cash used in investing activities of $12,557,000 for the six months ended September 30, 1994. Net cash used in investing activities in the first half of fiscal 1996 reflects increased balances in marketable securities, cash used to acquire AIM Technology and purchases of property and equipment, partially offset by decreased balances in long-term investments. Cash used in investing activities in the first six months of fiscal 1995 consists principally of increased balances in marketable securities and purchases of property and equipment.

The Company used $5,336,000 in the six month period ended September 30, 1995 relating to financing activities. Repurchase of common stock totaling approximately $14,424,000 was partially offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $995,000 in the six months ended September 30, 1994, resulting from proceeds from the issuance of common stock net of repurchase activity.

As of September 30, 1995, the Company's principal sources of liquidity included cash, cash investments, marketable securities and long-term investments totaling $142,456,000, including $43,027,000 of long-term investments. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes that cash generated from operations, together with existing cash and investment balances will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

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

In September 1995, the company acquired the remaining 90% of outstanding common stock of AIM Technology. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. There can be no assurance that Network General will be successful in developing products based on AIM Technology engineering expertise or technology, that Network General will be successful in integrating its own distribution channels with those of AIM Technology, that Network General will be successful in penetrating AIM Technology's customer lease, that Network General will be successful in selling AIM Technology's products to its own customer base, or that the combined companies will retain their key personnel or that Network General will realize any of the benefits anticipated at the time of the merger.


There has been substantial litigation regarding patent and other intellectual property rights in the software industry. As is typical in the software industry, the Company has received from time to time notices from third parties alleging infringement claims. Although there are currently no pending lawsuits against Network General regarding any possible infringement claims, there can be no assurance that infringement claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against Network General, the Company may need to seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. Failure to obtain a necessary license on commercially reasonable terms would materially adversely affect the Company's business, financial condition and results of operations. Network General could decide, in the alternative, to resort to litigation to challenge such claims. Such litigation could be expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.



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

TRADEMARKS
Sniffer and Distributed Sniffer Systems are registered trademarks of Network General and/or its wholly owned subsidiaries.

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

Item 2.  Changes in Securities:
         Not Applicable.

Item 3.  Defaults upon Senior Securities:
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         The Company's annual meeting of stockholders was held on August 18, 1995. At the meeting, Janet L. Hyland and Gregory M. Gallo were reelected as members of Class II of the Company's Board of Directors, with terms expiring at the Company's annual meeting of stockholders in 1998 or until the election of their successors. Mr. Gallo was reelected with 19,561,617 votes FOR and 57,148 votes ABSTAINING. Ms. Hyland was reelected with 19,561,617 votes FOR and 57,148 votes ABSTAINING.

         At the same meeting, the stockholders also approved two other proposals. The first proposal was to amend article VI and article IX of the Network General Corporation Certificate of Incorporation to reduce the affirmative vote of stockholders required (i) to amend or repeal articles V, VI, VIII and IX of the certificate and (ii) to adopt, amend or repeal any provision of the bylaws from 80% to 66 2/3%. Approval was obtained with 17,773,379 votes FOR, 106,235 votes AGAINST, 88,389 votes ABSTAINING and 1,650,762 Broker Non-Votes on this proposal. The second proposal was to elect Arthur Andersen LLP as the independent public accountants for the Company for fiscal 1996. Approval was obtained with 19,542,284 votes FOR, 23,417 votes AGAINST and 53,064 votes ABSTAINING on this proposal.

Item 5.  Other Information:
         None.

Item 6.  Exhibits and Reports on Form 8-K:
         1) Exhibits

Exhibit
Number   Exhibit Title
------   -------------
3.1      Second restated certificate of Incorporation  of Network
         General Corporation, a Delaware corporation.


3.2      Amended and Restated Bylaws of Network General Corporation.

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

10.9 Amended and Restated 1989 Outside Directors Stock Option Plan, which is incorporated by reference to Exhibit 10.12 of the 1992 Form 10-K.

10.10 Forms of Stock Option Agreement used in conjunction with the 1989 Outside Directors Stock Option Plan, which are incorporated by reference to Exhibit 10.15 of the Company's 1989 Form 10-K.

10.11 OEM Agreement dated August 3, 1990 between the Company and NCR Corporation which is incorporated by reference to Exhibit 10.18 of the ompany's Registration statement No. 33-45580 on Form S-3 which became effective on April 6, 1992.

10.12 Standard Business lease (Net) for the Company's Beaverton, Oregon facility dated February 4, 1994 between the Company and Hartford Underwriters Insurance Company which is incorporated by reference to
         Exhibit 10.18 of the March 1994 10-K.

10.13 Agreement dated April 8, 1994 between the Company and PNJ Engineering providing for a lump sum settlement of a royalty obligation between the Company and PNJ engineering which is incorporated by reference to
         Exhibit 10.19 of the March 1994 10-K.

10.14 Employment agreement dated April 6, 1994 between the Company and Leslie Denend, which is incorporated by reference to Exhibit 10.21 of the June 1994 Form 10-Q.

10.15    Employment agreement dated April 6, 1994 between the Company and James
         T. Richardson, which is incorporated by reference to Exhibit 10.22 of the June 1994 Form 10-Q.

10.16 Employment agreement dated April 6, 1994 between the Company and Richard Lewis, which is incorporated by reference to Exhibit 10.23 of the June 1994 Form 10-Q.

10.17 Second Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to
         Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 ("December 1994 Form 10-Q").

10.18 Third Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to
         Exhibit 10.23 of the December 1994 Form 10-Q.

10.19 Fourth Amendment to Lease dated May 31, 1995 between the Company and Menlo Oaks Partners, L.P which is incorporated by reference to Exhibit
         10.27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 10-Q ("June 1995 form 10-Q").

10.20 Fifth Amendment to Lease dated June 13, 1995 between the Company and Menlo Oaks Partners, L.P which is incorporated by reference to Exhibit
         10.28 of the June 1995 Form 10-Q.

10.21 Network General Corporation 1989 Stock Option Plan, as amended June 20, 1994 and related documentation.


10.22 Network General Corporation 1989 Employee Stock Purchase Plan, as amended June 20, 1994 and related documentation.


         2) Form 8-K
             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Network General Corporation



DATE November 13, 1995              by    S/JAMES T. RICHARDSON
     -----------------                -------------------------

                                          James T. Richardson
                                          Senior Vice President, Corporate
                                          Operations and Chief Financial Officer
                                          (authorized officer)


DATE November 13, 1995             by    S/BERNARD J. WHITNEY
     -----------------               ------------------------

                                         Bernard J. Whitney
                                         Controller and Chief Accounting Officer
                                         (authorized officer)