Form 10-Q
period 1995-12-31
NETWORK GENERAL CORPORATION
filed 1996-02-13
CIK 844643

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                          FORM 10-Q

(Mark One)

        X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended . . . DECEMBER 31, 1995
                                                      -----------------
                                               OR

      ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________to_____________


                 Commission file number   0-17431


                                   NETWORK GENERAL CORPORATION
                                   ---------------------------
                     (Exact name of registrant as specified in its charter)


DELAWARE                                                             77-0115204
-------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4200 BOHANNON DRIVE, MENLO PARK, CALIFORNIA                               94025
-------------------------------------------------------------------------------
(address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)   (415) 473-2000
                                                       --------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----    ----



As of January 1, 1996, there were outstanding 21,775,314 shares of the Registrant's Common Stock (par value $0.01 per share).


This report, including exhibits, consists of 16 pages. The exhibit index begins on page thirteen.

                                          FORM 10-Q



                                            INDEX


                                                                          PAGE
                                                                          ----
                  Cover Page                                                 1

                  Index                                                      2

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements
                  Condensed Consolidated Balance Sheets -
                  December 31, 1995 and March 31, 1995                       3

                  Condensed Consolidated Statements of Income -
                  three months and nine months ended
                  December 31, 1995 and 1994                                 4

                  Condensed Consolidated Statements of Cash Flows -
                  nine months ended December 31, 1995 and 1994               5

                  Notes to Condensed Consolidated Financial
                  Statements - December 31, 1995                         6 - 7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8 - 12

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings                                         13
Item 6.           Exhibits and Reports on Form 8-K                     13 - 15

Signatures                                                                  16

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                     December 31, 1995         March 31, 1995
                                                                      -----------------         --------------
                                                                         (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                                   $17,168                $18,950
    Marketable securities                                                        85,117                 73,964
    Accounts receivable, net                                                     28,377                 18,800
    Inventories                                                                   3,870                  4,226
    Prepaid expenses and deferred tax assets                                     11,883                 13,974
                                                                      -----------------         --------------
        Total current assets                                                    146,415                129,914
                                                                      -----------------         --------------

Property and Equipment, at cost:

    Demonstration and rental equipment                                            8,860                  6,147
    Office and development equipment                                             28,361                 20,486
    Leasehold improvements                                                        2,964                  1,816
                                                                      -----------------         --------------
                                                                                 40,185                 28,449
    Less accumulated depreciation and amortization                              (20,818)               (15,425)
                                                                      -----------------         --------------
        Net property and equipment                                               19,367                 13,024
                                                                      -----------------         --------------
Long-Term Investments                                                            45,272                 52,410
                                                                      -----------------         --------------
Other Assets                                                                      2,738                    842
                                                                      -----------------         --------------
                                                                               $213,792               $196,190
                                                                      -----------------         --------------
                                                                      -----------------         --------------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

    Accounts payable                                                             $5,151                 $4,186
    Accrued liabilities                                                          14,210                  9,817
    Deferred revenue                                                             19,354                 14,375
                                                                      -----------------         --------------
        Total current liabilities                                                38,715                 28,378
                                                                      -----------------         --------------
Long-Term Deferred Revenue and Taxes                                              2,701                  2,225
                                                                      -----------------         --------------

Stockholders' Equity:

    Common stock -- $.01 par value
        Authorized -- 50,000,000 shares
        Issued -- 22,820,314 shares at December 31, 1995 and
                  22,225,207 shares at March 31, 1995                               228                    222
    Additional paid-in-capital                                                  122,047                109,746
    Retained earnings                                                            81,450                 64,374
    Less treasury stock, at cost -- 1,045,000 shares at
                  December 31, 1995 and
                  395,000 shares at March 31, 1995                              (31,349)                (8,755)
                                                                      -----------------         --------------
        Total stockholders' equity                                              172,376                165,587
                                                                      -----------------         --------------
                                                                               $213,792               $196,190
                                                                      -----------------         --------------
                                                                      -----------------         --------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)                                   Three Months Ended  Nine Months Ended
                                                                            December 31,      December 31,
                                                                        1995      1994       1995        1994
                                                                    ----------  ---------  ---------  ---------
                                                                          (Unaudited)          (Unaudited)
Revenues:
  Product                                                            $41,972     $30,383    $109,238   $80,391
  Service                                                              9,618       7,147      25,821    19,564
                                                                    ----------  ---------  ---------  ---------
Total Revenues                                                        51,590      37,530     135,059    99,955
                                                                    ----------  ---------  ---------  ---------

Cost of Revenues:
  Product                                                              9,200       6,393      23,848    16,692
  Service                                                              2,960       2,329       7,507     6,233
                                                                    ----------  ---------  ---------  ---------
Total Cost of Revenues                                                12,160       8,722      31,355    22,925
                                                                    ----------  ---------  ---------  ---------

    Gross profit                                                      39,430      28,808     103,704    77,030
                                                                    ----------  ---------  ---------  ---------

Operating Expenses:
    Sales and marketing                                               16,835      11,956      45,513    34,335
    Research and development                                           7,434       4,902      20,049    14,268
    General and administrative                                         3,104       2,370       8,681     6,786
    Acquired in-process research and development                         --          --        7,153       --
                                                                    ----------  ---------  ---------  ---------
Total Operating Expenses                                              27,373      19,228      81,396    55,389
                                                                    ----------  ---------  ---------  ---------

    Income from operations                                            12,057       9,580      22,308    21,641

Interest Income, net                                                   1,719       1,230       5,325     3,475
                                                                    ----------  ---------  ---------  ---------
    Income before provision for income taxes                          13,776      10,810      27,633    25,116
Provision for Income Taxes                                             4,202       3,402      10,558     7,911
                                                                    ----------  ---------  ---------  ---------

    Net income                                                        $9,574      $7,408     $17,075   $17,205
                                                                    ----------  ---------  ---------  ---------
                                                                    ----------  ---------  ---------  ---------

Earnings Per Share                                                      $.42        $.33        $.74      $.78
                                                                    ----------  ---------  ---------  ---------
                                                                    ----------  ---------  ---------  ---------

Weighted Average Common and Common
  Equivalent Shares Outstanding                                       23,027      22,388      22,940    22,112
                                                                    ----------  ---------  ---------  ---------
                                                                    ----------  ---------  ---------  ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                           For the Nine Months Ended
                                                               December 31,
                                                            1995         1994
                                                        -----------   ----------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $17,075       $17,205
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             5,925         5,004
  Acquired in-process research & development                7,153           --
  Deferred taxes, net                                        (724)        2,438
  Net decrease in certain assets and liabilities            1,262            69
                                                        -----------   ----------
     Net cash provided by operating activities             30,691        24,716
                                                        -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of held-to maturity investments              (141,666)      (78,003)
  Proceeds from maturities of held-to-maturity
   investments                                            137,651        58,614
  Cash expenditures for acquisition                        (6,501)         --
  Purchase of property and equipment                      (11,670)       (5,808)
                                                        -----------   ----------
    Net cash used in investing activities                 (22,186)      (25,197)
                                                        -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
   net of issuance costs                                   12,307         9,675
  Repurchase of common stock                              (22,594)       (5,933)
                                                        -----------   ----------
    Net cash (used in) provided by financing
     activities                                           (10,287)        3,742
                                                        -----------   ----------

Net (decrease) increase in cash and cash equivalents       (1,782)        3,261

Cash and cash equivalents at beginning of period           18,950         4,286
                                                        -----------   ----------
Cash and cash equivalents at end of period                $17,168        $7,547
                                                        -----------   ----------
                                                        -----------   ----------

Supplemental Disclosures
  Cash paid during the period for:
    Income taxes                                           $5,546        $3,166


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Network General Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended March 31, 1995 included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996.

Certain prior year interim and year end balances have been reclassified to conform to the 1996 presentation.


B.  ACQUISITION
In September 1995, the Company acquired all of the remaining 90% of voting interest of AIM Technology, which it did not own for approximately $6,501,000. The acquisition was accounted for as a purchase. Accordingly, the results of operations of AIM Technology have been included in the results of the Company from the date of acquisition. The purchase price, including $600,000 invested by the Company for 10% of the voting interest of AIM Technology prior to the acquisition, was allocated to acquired assets and liabilities assumed based on their estimated fair values at the acquisition date as follows:

(In thousands)

Cash and cash equivalents                     $   309
Accounts receivable, net                          347
In-process research and development             7,153
Property and equipment, net                       288
Deposits & other assets                           441
Accounts payable & accrued liabilities         (1,437)
                                              -------
                                              $ 7,101
                                              -------
                                              -------

In September 1995, amounts allocated to in-process research and development were charged to operations.

C. CASH AND CASH EQUIVALENTS, MARKETABLE DEBT SECURITIES, AND LONG-TERM INVESTMENTS
For purposes of the condensed consolidated statements of cash flows, the Company considers certificates of deposits, commercial paper and money market funds with an original maturity date of three months or less to be cash equivalents.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the first quarter of fiscal year 1995, and the affect on its financial statements was not significant. In accordance with SFAS No. 115, the Company has classified all marketable debt securities, which consist of municipal notes and U.S. Treasury notes with average maturities of less than one year, and long-term debt investments as "Held-to-Maturity". All investments are carried at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses have been reflected in the Company's financial statements.

At December 31, 1995, the amortized cost basis, aggregate fair value and gross unrealized holding gains/(losses) by security type were as follows:

(In thousands)                                        Amortized     Aggregate        Unrealized
                                                           Cost    Fair Value     Gains/(Losses)
                                                      ---------    ----------     -------------
Debt securities issued by the U.S. Treasury and
other U.S. government agencies                         $38,730      $38,778            $48
Debt securities issued by states of the United
States and political subdivisions of the state          91,659       91,498           (161)
                                                      ---------    ----------     -------------
                                                      $130,389     $130,276          ($113)
                                                      ---------    ----------     -------------
                                                      ---------    ----------     -------------

D.  INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. Inventories consist of:

               (In thousands)                       December 31, 1995   March 31, 1995
                                                    -----------------   --------------
              Purchased parts                                  $2,168           $1,496
              Finished goods                                    1,702            2,730
                                                               ------           ------
                                                               $3,870           $4,226
                                                               ------           ------
                                                               ------           ------


E.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under Business Risks on page 11 and 12.

REVENUES
Revenues for the quarter ended December 31, 1995 were $51,590,000, an increase of 37% over the $37,530,000 in revenues for the quarter ended December 31, 1994. Both domestic and international revenues increased in the third quarter of fiscal 1996 when compared to the third quarter of fiscal 1995. Domestic revenues increased by 33% for the quarter ended December 31, 1995 compared to the quarter ended December 31, 1994, growing from $30,184,000 to $40,072,000. International revenues increased 57% for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, growing from $7,346,000 to $11,518,000, primarily due to sales growth in Asia, although European revenue growth also contributed to the overall increase in international revenues. The Company remains in the implementation stage of a revised distribution strategy in Europe which includes a combination of third party distributors and direct sales and, as a result, there may be continued weakness in European sales until the strategy is fully implemented. International revenues represented 22% of the revenues for the quarter ended December 31, 1995 as compared to 20% for the quarter ended December 31, 1994.

Revenues for the nine month period ended December 31, 1995 were $135,059,000, an increase of 35% over the $99,955,000 in revenues for the nine month period ended December 31, 1994. Both domestic and international revenues increased in the first nine months of fiscal 1996 when compared to the first nine months of fiscal 1995. Domestic revenues increased by 36% for the nine month period ended December 31, 1995 compared to the nine month period ended December 31, 1994, growing from $79,017,000 to $107,173,000. International revenues increased by 33% for the nine month period ended December 31, 1995 compared to the nine month period ended December 31, 1994, growing from $20,938,000 to $27,886,000. International revenues represented 21% of the revenues for the nine month periods ended December 31, 1995 and December 31, 1994.

The following table presents the Company's revenues for each of its product lines in absolute dollars and as a percentage of revenues for each of the periods shown below:



                                     Three Months Ended           Nine Months Ended
                                        December 31,                 December 31,
                                   (Dollars in Thousands)      (Dollars in Thousands)
                                   -----------------------     -----------------------
SOURCES OF REVENUES                   1995         1994             1995         1994
                                      ----         ----             ----         ----

Tool Products(1)                   $25,055      $19,364          $66,770      $52,682
System Products(2)                  16,917       11,019           42,468       27,709
                                   -------      -------         --------      -------
   Subtotal Products Revenues       41,972       30,383          109,238       80,391
Services(3)                          9,618        7,147           25,821       19,564
                                   -------      -------         --------      -------
Total Revenues                     $51,590      $37,530         $135,059      $99,955
                                   -------      -------         --------      -------
                                   -------      -------         --------      -------

Percentages of Revenues               1995         1994             1995          1994
                                      ----         ----             ----          ----

Tool Products                          48%           52%              49%          52%
System Products                        33%           29%              32%          28%
                                      ----          ----             ----         ----
   Subtotal Products Revenues          81%           81%              81%          80%
Services                               19%           19%              19%          20%
                                      ----          ----             ----         ----
Total Revenues                        100%          100%             100%         100%
                                      ----          ----             ----         ----
                                      ----          ----             ----         ----


---------------
(1) Tool Products include revenues from the Sniffer -Registered Trademark-Network Analyzer products, the PCI line of Wide Area Network (WAN) Analysis products, the Watchdog-TM- Network monitor products, product rentals, and royalties from license agreements.


(2) System Products consist of revenues from the Distributed Sniffer System -Registered Trademark- analysis products, performance measurement analysis products, the Distributed Sniffer System monitoring products (formerly ProTools Network Control Series) and the Sharpshooter monitoring products.

(3) Services revenues include first-year warranty revenues as defined by Statement of Position ("SOP") 91-1 and revenues from software support and maintenance contracts, training, and consulting services.

The Company's tool products revenues increased 29% to $25,055,000 in the quarter ended December 31, 1995 as compared to $19,364,000 in the quarter ended December 31, 1994. Revenues from the Company's tool products were $66,770,000 in the nine month period ended December 31, 1995, a 27% increase from the $52,682,000 of tool products revenues in the nine month period ended December 31, 1994. Sniffer Network Analyzer products accounted for substantially all of the Company's tool products revenues in each of the periods shown. Tool products revenues represented approximately 48% of Network General's revenues for the third fiscal quarter ended December 31, 1995, as compared to 52% for the same period in fiscal 1995. Tool products revenues declined as a percentage of total revenues due to faster growth in system products and services revenues during this period.

Revenues for the quarter ended December 31, 1995 included $16,917,000 in system products revenues, a 54% increase as compared to the $11,019,000 of system products revenues for the same period in fiscal 1995. Revenues for the nine months ended December 31, 1995 included $42,468,000 of system products revenues, a 53% increase as compared to the $27,709,000 of system products revenues for the nine month period ended December 31, 1994. The Distributed Sniffer System (DSS) analysis products accounted for the majority of the Company's system products revenues in each of the periods shown above. System products revenues represented approximately 33% of Network General's revenues for the quarter ended December 31, 1995, as compared to 29% for the quarter ended December 31, 1994.

Services revenues include revenues from software support and maintenance contracts, training, and consulting services, as well as those revenues from the first year warranty period of customer support which have been deferred in accordance with SOP 91-1, "Software Revenue Recognition". For the third fiscal quarter ended December 31, 1995, services revenues increased 35% to $9,618,000, from $7,147,000 for the same quarter in fiscal 1995. Services revenues for the nine months ended December 31, 1995 totaled $25,821,000, an increase of 32% from the $19,564,000 of services revenues for the nine month period ended December 31, 1994. The increase in services revenues was due to increases in all categories of services revenues. As a percentage of total revenues, services revenues remained constant at 19% of total revenues for the third quarters ended December 31, 1995 and 1994. As a percentage of total revenues, services revenues decreased slightly from 20% of total revenues in the first nine months of fiscal 1995 to 19% of total revenues in the first nine months of fiscal 1996.

GROSS PROFIT
Cost of revenues consists of manufacturing costs, cost of services and warranty expenses. Gross profit as a percentage of revenues decreased slightly to 76% for the quarter ended December 31, 1995 from 77% for the quarter ended December 31, 1994. For the nine months ended December 31, 1995 and 1994, gross profit remains flat at 77% of revenues. Gross profit and gross profit percent may vary as a result of a number of factors, including the mix between tool products (which include sales of third party platforms which have lower margins than the Company's own products), system products and services, and the mix of international and domestic sales.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were $16,835,000 in the third quarter of fiscal 1996, an increase of 41% compared to $11,956,000 of sales and marketing expenses in the third quarter of fiscal 1995. The increase was primarily due to increased staffing, commission expense and promotional activity required to support increased sales volumes. As a percent of revenues, sales and marketing expenses were 33% and 32% for the quarters ended December 31, 1995 and 1994, respectively. Sales and marketing expenses were $45,513,000 in the nine month period ended December 31, 1995, an increase of 33% compared to $34,335,000 of sales and marketing expenses in the same period of fiscal 1995. As a percent of revenues, sales and marketing expenses were 34% for the nine month periods ended December 31, 1995 and 1994.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $7,434,000 in the third quarter of fiscal 1996, as compared to $4,902,000 in the third quarter of fiscal 1995. As a percent of revenues, research and development expenses were 14% for the quarter ended December 31, 1995 and 13% for the quarter ended December 31, 1994. Research and development expenses were $20,049,000 in the first nine months of fiscal 1996, as compared to $14,268,000 in the first nine months of fiscal 1995. Research and development expenses as a percent of revenues were 15% and 14% for the nine months ended December 31, 1995 and 1994, respectively. The increases for the three and nine month periods ended December 31, 1995 as compared to the same periods in fiscal 1995 were due to increased staffing to support accelerated development efforts for high speed network technology. The Company believes continued commitment to research and development is required to remain competitive.

Research and development expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant and the Company has charged all software development costs to research and development expenses in the consolidated statements of income.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $3,104,000 for the quarter ended December 31, 1995 and $2,370,000 for the quarter ended December 31, 1994. For the nine months ended December 31, 1995, general and administrative expenses were $8,681,000 as compared to $6,786,000 for the nine months ended December 31, 1994. Increases to general and administrative expenses were primarily due to increases in staffing to support operations. General and administrative expenses as a percent of revenues were 6% for both quarters ended December 31, 1995 and 1994 and 6% and 7% for the nine months ended December 31, 1995 and 1994, respectively.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
Acquired in-process research and development of $7,153,000 for the nine months ended December 31, 1995 reflects the value of development projects in process at the time of the acquisition of AIM Technology which was charged to operations in September 1995.

INTEREST INCOME, NET
Interest income, net, increased 40% to $1,719,000 in the third quarter of fiscal year 1996 as compared to $1,230,000 in the third quarter of fiscal year 1995. For the nine months ended December 31, 1995, interest income, net, was $5,325,000 as compared to $3,475,000 for the nine months ended December 31, 1994. The increase in interest income earned in both the three and nine month periods ended December 31, 1995 compared to the same periods in fiscal 1995 reflects a combination of higher balances of cash, cash equivalents and marketable securities available for investment, as well as a shift from tax-free municipal to taxable US debt securities investments yielding higher returns during the first nine months of fiscal year 1996.

PROVISION FOR INCOME TAXES
The provision for income taxes for the three and nine month periods ended December 31, 1995 was 30.5 % and 38.2% of pretax income, respectively, as compared to 31.5% for the same periods in fiscal 1995. Excluding the impact of the AIM Technology acquisition, the provision for income taxes would have been 30.5% of pretax income for the nine month periods ended December 31, 1995. The decrease in the provision rate, exclusive of the AIM Technology acquisition, from fiscal 1995 to fiscal 1996 was primarily due to increased utilization of ProTools' operating losses and, to a lesser extent, a lower effective state tax rate between fiscal years.

EARNINGS PER SHARE
Earnings per share for the quarter ended December 31, 1995 increased to $0.42 as compared to $0.33 per share earned in the quarter ended December 31, 1994. Earnings per share were reduced by approximately $0.02 in the third quarter of fiscal year 1996 as a result of the operations of AIM Technology.
Earnings per share for the nine months ended December 31, 1995 were $0.74 as compared to $0.78 per share earned in the same period in fiscal 1995. The decrease was due to the $7,153,000 one-time charge to operations in the second quarter of fiscal year 1996 to write off acquired in-process research and development related to the acquisition of AIM Technology and the results of AIM Technology operations. The number of common share equivalents increased 3% from 22,388,000 in the third quarter of fiscal 1995 to 23,027,000 in the third quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $30,691,000 for the nine months ended December 31, 1995 and $24,716,000 for the nine months ended December 31, 1994. The primary source of these funds was net income as well as increases to accounts payable, accrued liabilities and deferred revenue for both periods. The net increase for the first nine months of fiscal 1996 was partially offset by increases to accounts receivable. Net cash provided by operating activities in the first nine months of fiscal 1995 reflects net income as well as increases to income taxes payable, partially offset by increases in prepaid expenses.

Net cash used in investing activities was $22,186,000 for the nine months ended December 31, 1995 as compared to net cash used in investing activities of $25,197,000 for the nine months ended December 31, 1994. Net cash used in investing activities in the first nine months of fiscal 1996 reflects increased investment in marketable securities, cash used to acquire AIM Technology and purchases of property and equipment. Net cash used in investing activities in the first nine months of fiscal 1995 consists principally of increased investment in marketable securities and purchases of property and equipment.

The Company used $10,287,000 of net cash in the nine month period ended December 31, 1995 relating to financing activities. Repurchase of common stock totaling $22,594,000 was partially offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $3,742,000 in the nine months ended December 31, 1994, resulting from proceeds from the issuance of common stock net of repurchase activity.

As of December 31, 1995, the Company's principal sources of liquidity included cash, cash equivalents, marketable securities and long-term investments totaling $147,557,000, including $45,272,000 of long-term investments. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

BUSINESS RISKS
The Company's future operating results may be affected by certain factors and trends of its market which are beyond its control. The market for Network General's products is characterized by rapidly changing technology and evolving industry standards. Included in such changes is the development of asynchronous transfer mode ("ATM") for the transmission of data along local area and wide area networks, as well as other switching technologies.
Network General believes that its future success will depend, in part, on its ability to continue to develop, introduce and sell new products. The Company is committed to continued investments in research and development; however, there is no assurance these efforts will result in the development, timely release or market acceptance of new products.

In addition, the Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. There can be no assurance Network General will be able to compete successfully in the future with existing or future competitors.

Network General does not carry a significant level of backlog. The majority of the Company's revenues in each quarter are a result of orders booked in that quarter. Expense levels are based on expectations of future revenues. Expense levels would be disproportionately high in the event of a decrease in near-term demand for the Company's products and would, therefore, have an adverse affect on the Company's operating results.

Network General products may be considered by certain customers to be capital purchases. An adverse change in general economic conditions could cause certain of the Company's customers to reduce their capital spending, which would adversely affect the Company's operating results.

In September 1995, the Company acquired the remaining 90% of outstanding common stock of AIM Technology. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. There can be no assurance that Network General will be successful in developing products based on AIM Technology engineering expertise or technology, that Network General will be successful in integrating its own distribution channels with those of AIM Technology, that Network General will be successful in penetrating AIM Technology's customer base, that Network General will be successful in selling AIM Technology's products to its own customer base, that the combined companies will retain their key personnel or that Network General will realize any of the benefits anticipated at the time of the merger.

There has been substantial litigation regarding patent and other intellectual property rights in the software industry. As is typical in the software industry, the Company has received from time to time notices from third parties alleging infringement claims. Although there are currently no pending lawsuits against Network General regarding any possible infringement claims, there can be no assurance infringement claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against Network General, the Company may need to seek to obtain a license under the third party's intellectual property rights. There can be no assurance a license will be available on reasonable terms or at all. Failure to obtain a necessary license on commercially reasonable terms would materially adversely affect the Company's business, financial condition and results of operations. Network General could decide, in the alternative, to resort to litigation to challenge such claims. Such litigation could be expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations.

For certain critical components of its products, Network General relies on a limited number of suppliers. In addition, some of the Company's products are designed around specific computer platforms which are only available from certain manufacturers. As a result of product transitions by these computer platform manufacturers, the Company has found it increasingly necessary to purchase and inventory computer platforms for resale to its customers. Any significant shortage of computer platforms or other critical components for the Company's products could lead to cancellations or delays of purchases of the Company's products which would materially adversely affect the Company's operating results. If purchases of computer platforms or other components exceed demand, the Company would incur expenses for disposing of the excess inventory, which would also adversely affect the Company's operating results.

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
          1) Exhibits

Exhibit
Number           Exhibit Title
--------         -------------


3.1 Second restated certificate of Incorporation of Network General Corporation, a Delaware corporation.

3.2            Amended and Restated Bylaws of Network General Corporation.

4.1 Registration Rights Agreement between the Company and certain investors dated December 31, 1987, which is incorporated by reference to Exhibit 4.2 of the Company's Registration Statement No. 33-26107 on Form S-1, which became effective February 2, 1989 ("Form S-1").

4.2 Rights Agreement between the Company and Chemical Trust Company of California dated June 26, 1992, as amended, which is incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1993.


10.1 Standard Business Lease (Net) for the Company's principal facility dated June 18, 1991, between the Company and Menlo Oaks Partners L.P., which is incorporated by reference to Exhibit
               10.3 of the Company's Annual Report on Form 10-K for the year ended March 31, 1991.

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

10.6 Description of Company's Cash Bonus Plan, which is incorporated by reference to Exhibit 10.6 of the Form S-1.

10.7 Form of Director and Officer Indemnification Agreement, which is incorporated by reference to Exhibit 10.7 of the Form S-1.

10.8 Amended and Restated 1989 Outside Directors Stock Option Plan, which is incorporated by reference to Exhibit 10.12 of the 1992 Form 10-K.


10.9 Forms of Stock Option Agreement used in conjunction with the 1989 Outside Directors Stock Option Plan, which are incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended March 31, 1989.

10.10 OEM Agreement dated August 3, 1991 between the Company and NCR Corporation which is incorporated by reference to
               Exhibit 10.18 of the Company's Registration Statement No. 33-45580 on Form S-3 which became effective on April 6, 1992.

10.11 Standard Business lease (Net) for the Company's Beaverton, Oregon facility dated February 4, 1994 between the Company and Hartford Underwriters Insurance Company which is incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended March 31, 1994 ("1994 10-K").

10.12 Agreement dated April 8, 1994 between the Company and PNJ Engineering providing for a lump sum settlement of a royalty obligation between the Company and PNJ engineering which is incorporated by reference to Exhibit
               10.19 of the 1994 Form 10-K.

10.13 Employment agreement dated April 6, 1994 between the Company and Leslie Denend, which is incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("June 1994 Form 10-Q").

10.14 Employment agreement dated April 6, 1994 between the Company and James T. Richardson, which is incorporated by reference to Exhibit 10.22 of the June 1994 Form 10-Q.

10.15 Employment agreement dated April 6, 1994 between the Company and Richard Lewis, which is incorporated by reference to Exhibit
               10.23 of the June 1994 Form 10-Q.

10.16 Second Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.2of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 ("December 1994 Form 10-Q").

10.17 Third Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.23 of the December 1994 Form 10-Q.

10.18 Fourth Amendment to Lease dated May 31, 1995 between the Company and Menlo Oaks Partners, L.P which is incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 10-Q ("June 1995 Form 10-Q").

10.19 Fifth Amendment to Lease dated June 13, 1995 between the Company and Menlo Oaks Partners, L.P which is incorporated by reference to Exhibit 10.28 of the June 1995 Form 10-Q.

10.20 Network General Corporation 1989 Stock Option Plan, as amended June 20, 1994 and related documentation, which is incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 ("September 1995 Form 10-Q").

10.21 Network General Corporation 1989 Employee Stock Purchase Plan, as amended June 20, 1994, and related documentation, which is incorporated by reference to Exhibit 10.22 of the September 1995 Form 10-Q.



       2) Form 8-K
          The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NETWORK GENERAL CORPORATION
                                    (Registrant)


Date:  February  13, 1996           by   S/JAMES T. RICHARDSON
       ------------------              ------------------------
                                         James T. Richardson
                                         Senior Vice President, Corporate
                                         Operations and Chief Financial Officer
                                         (authorized officer)


Date:  February 13, 1996           by   S/BERNARD J. WHITNEY
       ------------------              ------------------------

                                        Bernard J. Whitney
                                        Controller and Chief Accounting Officer
                                        (authorized officer)