Form 10-K
period 1996-03-31
NETWORK GENERAL CORPORATION
filed 1996-06-27
CIK 844643

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1996

                                       OR

/ /  EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31,
     1996

     For the transition period from ___________ to __________
                         Commission file number 0-17431

                           NETWORK GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       77-0115204
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1996 was $1,042,200,089 based on the closing sales price of the Company's Common Stock as reported on The NASDAQ National Market. As of May 31, 1996, the registrant had outstanding 43,882,109 shares of Common Stock, par value $0.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy statement for the Annual Meeting of Stockholders scheduled to be held August 9, 1996 is incorporated by reference into Part III.

     This report including all exhibits and attachments contains 54 pages.  The
Exhibit Index is located on pages 40-42.

                           NETWORK GENERAL CORPORATION

                              1996 FORM 10-K REPORT

                                Table of Contents



PART I
            ITEM 1.   Business                                             3
            ITEM 2.   Properties                                           13
            ITEM 3.   Legal proceedings                                    13
            ITEM 4.   Submission of matters to a vote of security holders  14

PART II
            ITEM 5.   Market for the registrant's common equity and        14
                      related stockholder matters
            ITEM 6.   Selected financial data                              15
            ITEM 7. Management's discussion and analysis of financial 16 condition and results of operations
            ITEM 8.   Financial statements and supplementary data          22
            ITEM 9. Changes in and disagreements with accountants on 36 accounting and financial disclosures

PART III
            ITEM 10.  Directors and executive officers of the registrant   36
            ITEM 11.  Executive compensation                               36
            ITEM 12. Security ownership of certain beneficial owners and 36 management
            ITEM 13.  Certain relationships and related transactions       36

PART IV
            ITEM 14. Exhibits, financial statement schedules and reports 40 on Form 8-K

     This Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on pages 21 and 22 and the Company's reports on Forms 10-K and 10-Q on file with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Network General Corporation ("Network General" or the "Company") was incorporated in California in May 1986 and reincorporated in Delaware in December 1987. The Company designs, manufactures, markets and supports software-based fault and performance (also known as analysis and monitoring) solutions for managing computer networks. Recognizing the growing diversity of network technologies and the need to make them work together, Network General-Registered Trademark- develops products and provides services which help maximize network productivity and minimize downtime. The Company's product lines consists of portable tools and centralized systems incorporating a proprietary technology linking advanced protocol decodes with expert analysis capabilities to facilitate real-time identification, diagnosis and resolution of network problems. The Company also provides product support, training and network trouble-shooting consulting services.

     The Company's portable tools are designed to analyze local area networks, wide area networks, internetwork segments and enterprise network environments. Network General's flagship portable product is the Expert Sniffer-Registered Trademark- Network Analyzer. All of the Company's portable network analysis tools consist of software and a choice of network interface cards that run on a variety of portable and notebook personal computers.

     Network General's Distributed Sniffer System-Registered Trademark- product ("DSS") is designed for monitoring and troubleshooting distributed enterprise and client/server networks, including Ethernet, Fast Ethernet, token ring, and FDDI local area networks ("LAN") as well as bridged and routed internetworks. The DSS product line consists of centralized console software which receives and displays information received from distributed servers.

     In January 1994, through the acquisition of ProTools, Inc. ("ProTools") the Company acquired products and technology that incorporates standards-based Remote Monitoring (RMON) technology. The Foundation Manager-TM- product line enables this standards-based monitoring and performance analysis of network segments.

     In September 1995, Network General completed its acquisition of AIM Technology, a provider of UNIX-based system performance solutions. The SharpShooter product is a centrally managed fault and performance management application for UNIX systems that finds and provides solutions to server problems.

     Network General sells its products and services to domestic end users principally through its direct sales force, although the Company also maintains an indirect distribution channel using authorized resellers and systems integrators. Internationally, the Company sells its products and services through its direct sales force in several countries, as well as through a combination of distributors, systems integrators and authorized resellers worldwide.

     Unless the context otherwise requires "Network General" and the "Company" refer to Network General Corporation and its predecessors and subsidiaries.

THE MARKET FOR NETWORK FAULT AND PERFORMANCE MANAGEMENT

     NETWORK MANAGEMENT PERSONNEL. Network General's largest group of customers can be classified as network management personnel who are directly responsible for supporting the operation of sophisticated data networks. Generally, these users are charged with the management of an enterprise-wide network which serves a department, a division of a large organization or an entire organization. The Company's products are designed to enable local LAN and wide area network ("WAN") managers to do their jobs more effectively with the following benefits to the organization:

     MINIMIZATION OF NETWORK DOWNTIME. Network General's products provide fault isolation and performance management capabilities which help find and solve problems quickly and minimize network downtime. The Company's artificial intelligence-based Expert Analysis software facilitates the pinpointing of problem origins and suggests diagnoses to expedite complex problem resolution.

     PROACTIVE NETWORK MANAGEMENT. Identifying problems before they occur is the key to effective network management. The Company's Sniffer and DSS family of products automatically forewarns network professionals of symptoms before they become problems. Network General products help companies understand network activity and detect changes in network behavior which, in turn, assist network managers in proactively managing network expansion. As a result, employees continue to perform key business functions on a network without interruption.

     REDUCED OPERATING COSTS. Network General's systems products provide centralized monitoring and analysis capabilities to help solve remote problems from a single location. By reducing the time needed to resolve problems, the Company's products maximize existing network personnel resources and minimize the need to hire additional network management professionals.

     OPTIMIZATION OF NETWORK INVESTMENTS. Network General products assist network managers with effective bandwidth planning, helping eliminate unnecessary purchases of network infrastructure such as bridges and routers.

     SYSTEMS INTEGRATORS AND FIELD SERVICE ORGANIZATIONS. Many data processing and data communications organizations offer systems integration and service options to their customers. These services include designing, purchasing, implementing, and servicing the customer's entire data network and/or servicing only the equipment and software which they have supplied. In either case, determining the cause of network problems is an ongoing issue for systems integrators and field service organizations. Diagnostic tools, including network fault and performance tools and systems such as those offered by the Company, are useful in resolving such issues. Benefits to these organizations include:

     INCREASED CUSTOMER SATISFACTION. The Company's network fault and performance management products aid integrators and field service organizations in resolving customer problems quickly and enhancing customer satisfaction.

     REDUCED SERVICE EXPENSE. The network manager's ability to resolve problems rapidly, at the location site or from a central office, lowers the cost of service calls.

     GREATER LEVERAGE OF TECHNICAL EXPERTS. Network General's products allow relatively unskilled field service personnel to capture customer problems at the source for remote analysis by technical experts. As a consequence, technical experts do not need to travel or replicate problems, and their resources can be used more effectively.

TECHNOLOGY AND ARCHITECTURE

     Network General's fault and performance management products are designed to help network professionals effectively manage their growing networks. The Company's technology is available on portable platforms (the Expert Sniffer Network Analyzer and the Sniffer Internetwork Analyzer) and as comprehensive systems (the Distributed Sniffer System and Foundation Manager product lines. These products are available in a variety of operating systems and prices to enable customers to tailor monitoring and analysis solutions to their specific networks and operating budgets.

     NETWORK FAULT AND PERFORMANCE MANAGEMENT PRODUCTS. The Company's network fault and performance management products consist of software and the communications cards necessary to run the software. The specialized analysis software code interprets over 200 network protocols and utilizes artificial intelligence-based technology to diagnose network problems. Network General's analysis software operates on networks utilizing a mix of operating systems, protocols and physical connection technologies.

     Different software is written for each physical network connection technology. This software must manage the capture of packets of data in real time for display and analysis. It is extremely important that this software be highly efficient, since Expert Sniffer Network Analyzer products examine data packets on the network rather than just packets destined for a particular node.

     Since 1992, Network General's analysis software has incorporated artificial intelligence-based technology, referred to as "Expert Analysis". Expert Analysis "learns" network configurations automatically as it captures network data for analysis. By automating the real-time identification and diagnosis of network problems, Expert Analysis enables faster problem resolution. The Expert Analysis technology, which is a component of the Sniffer and DSS family of products, provides network managers with a complete set of actionable information about their networks. The Expert Analysis automated recognition of problems allows less experienced network managers to manage their networks more effectively. Network General originally developed Expert Analysis for the portable Sniffer Network Analyzers. Subsequently, the Company developed Expert Analysis capability for the Distributed Sniffer System. Today, the Distributed Sniffer System with Expert Analysis console software is compatible with UNIX and Microsoft Windows-Registered Trademark- operating systems.

     The Company continues to develop new releases of its portable Expert Sniffer Network Analyzer software including additional topology and hardware platform options. In 1993, the Company introduced the Notebook Sniffer Network Analyzer to address the growing demand for lighter-weight, portable network analysis platforms. The first Expert Analysis product to support the Personal Computer Memory Card International Association Type II standard, the Notebook Sniffer Network Analyzer (composed of software and a PCMCIA network interface card) supports a variety of popular, lightweight 486- and Pentium-based notebook computers. In 1994, the Company began shipping Network General Reporter, an application that allows users to easily generate management reports from information generated by other Network General products. In 1995, the Company expanded its customers' visibility beyond the traditional network with products that monitor and analyze database client/server applications from Oracle Corporation.

     In 1995, Network General introduced and shipped the Integrated Services Digital Network ("ISDN") package for the Sniffer Internetwork Analyzer (Primary
Rate), as well as Sniffer Network Analyzer for Fast Ethernet, an emerging high speed network standard. In 1996, the Company introduced and shipped the Sniffer Network Analyzer for ATM, another emerging high speed network standard, as well as the ISDN Package for the Sniffer Internetwork Analyzer (Basic Rate).

     Today, portable Sniffer Network Analyzers and the Distributed Sniffer System deliver Expert Analysis solutions that respond in real time, automatically learn about each network segment, and expedite solutions to network problems. Portable Expert Sniffer Network Analyzers and Distributed Sniffer Systems examine network segments for symptoms, diagnose problems, explain diagnoses, and recommend corrective action.

     NETWORK MONITORING PRODUCTS. The Company provides standards-based RMON in its Foundation Manager product line through a centralized console and hardware probes and/or software agents which are distributed throughout the network.
This technology was acquired in 1994 through the acquisition of ProTools, Inc. The Foundation Manager remote monitoring products monitor network activity on any LAN segments, display statistics and provide network managers with a view of activity along the segments.

     Using the Internet Engineering Task Force standard for Ethernet and token ring LANs, the Company's RMON products enable 24-hour monitoring of remote network segments. In addition to fully complying with the industry standards, the Company's RMON products use customized software implementations which allow proactive network planning through baselining, trend graphing, and reporting features.

PRODUCTS AND SERVICES

     TOOLS


     PORTABLE EXPERT SNIFFER ANALYZER PRODUCTS. Network General began shipping Sniffer Network Analyzer products in September 1986. To address the growing complexity of multivendor, multiprotocol, multitopology network environments, Network General designed and tested its software to run on a variety of computer platforms. The product is intended to be used as a portable tool, either on a portable or notebook size computer platform, but it can also be installed on a desktop computer platform.

     Network General markets its Expert Sniffer Network Analyzer software in a module-level configuration which includes software and a communications card. Each Analyzer offers customers a combination of the following: (i) multiple physical connection technologies, (ii) over 200 protocol interpreter suites,
(iii) Expert Analysis technology, and (iv) software configured for a variety of computer platforms. As a result, Expert Sniffer Network Analyzer products can adapt to customers' specific analysis needs as their network configurations change.

     While the functions performed by the Sniffer family of products are complex, a significant amount of design effort has gone into making the use of each Expert Sniffer Network Analyzer relatively simple. A unique user interface with an intuitive menuing system allows customers to become productive quickly.

     Network General offers the ability to capture information from a number of different physical connection technologies; ATM, Ethernet and Fast Ethernet, 16/4 Mbps token ring, FDDI, and internetworks (including T-1, ISDN and Frame Relay). Network General offers the following protocol interpreter suites with Expert Sniffer Network Analyzers:

               TCP/IP, Novell NetWare, DECnet, Sun NFS, X-Window, IBM, AppleTalk, Banyan VINES, OSI, NetBIOS, OS/2 LAN Manager, 3Com 3+Open, SQL*NET, XNS/MS-Net, IBM LAN Server, Bridge/Router HDLC,
               X.25 and Frame Relay.

     In addition to the families of protocol interpreters provided by Network General, network managers can write their own protocol interpreters using the Company's defined and documented interface for custom protocol interpreters.

     WAN PRODUCTS. The Sniffer Internetwork Analyzers are the Company's wide area network (WAN) line of products (previously know as the Company's "PCI" line of products.). A WAN is a data communications network spanning relatively long distances, typically using a public telephone network or a public data communications network as its data transmission media. WANs must be monitored, maintained, corrected and expanded to optimize the amount and speed of data transmitted on the networks. The Company's line of protocol and internetwork analyzers allow a user to test a data communications path and monitor and analyze the data traveling over the path for a variety of purposes, including configuring a network, monitoring the health of a network and analyzing a network when it malfunctions.

     On March 28, 1996, Network General sold certain assets of PCI, a wholly owned subsidiary of Network General, to NexTest Limited, a Canadian corporation, with whom PCI previously had a reseller arrangement for PCI's WAN line of products. PCI received a license to use, modify and distribute the assets it sold to NexTest Limited. On March 29, 1996, PCI was merged into ProTools, another wholly-owned subsidiary of the Company. ProTools now holds all rights which PCI previously held after the sale of assets to NexTest Limited was completed.

     SYSTEMS

     DISTRIBUTED SNIFFER SYSTEM. Network General first shipped its Distributed Sniffer System product in June 1991 and has been enhancing the product since, primarily by adding additional protocol decoders and system functionality. DSS allows customers to monitor and diagnose problems on complex, multisegment networks from centralized locations. With the addition of expert analysis capabilities, DSS provides automatic problem diagnosis and recommends solutions which are displayed on a console. A Distributed Sniffer System solution consists of one or more servers and consoles.

     Distributed Sniffer Systems solutions are composed of SniffMaster-Registered Trademark- consoles and distributed intelligent Sniffer servers which analyze, process, and consolidate information from individual network segments. When placed on distributed segments, Sniffer servers communicate through the network to one or more central SniffMaster consoles. Information from the same Sniffer server can be viewed by network managers at various locations concurrently. Sniffer servers provide continuous 24-hour alarm functions and analysis of network segments. DSS communicates alarm information to network management stations to integrate analysis with other network management functions on a single console. To enhance centralized network analysis and further maximize customers' hardware investments, DSS monitoring and analysis solutions are integrated with leading network management system platforms and operating systems.

     Distributed Sniffer System analysis products are available for Ethernet, 16/4 Mbps token ring, FDDI and internetwork topologies (including T-1 and Frame Relay). Network General offers the following protocol interpreters with the Distributed Sniffer System:

                    TCP/IP, Novell NetWare, DECnet, Sun NFS, X-Window, IBM, AppleTalk, Banyan VINES, OSI, NetBIOS, OS/2 LAN Manager, 3Com 3+Open, XNS/MS-Net, IBM LAN Server, Bridge/Router HDLC, X.25, ISDN and Frame Relay.

     MONITORING PRODUCTS. The Foundation Manager product line is composed of distributed agents, probes, and consoles which monitor Ethernet, token ring network and UNIX communications continuously. Centralized Foundation Manager consoles display and process information from the agents and probes located on individual network segments.

     Foundation Manager products offer standards-based RMON technology. These monitoring products allow network managers to baseline normal network behavior. Foundation Manager provides an early warning system that detects changes in network activity. Supported by continuous 24-hour alarm functions, network managers can conduct performance analysis of network segments using Foundation Manager products. To preserve customers' investments in RMON-compatible products, Foundation Manager fully supports the Internet Engineering Task Force industry standards for remote monitoring (RMON v.1). With the Foundation Manager product line, network managers have better access to network statistics such as utilization and communication information to better understand current network behavior and plan for future growth.

     NETWORK GENERAL REPORTER-TM- AND REPORTER FOR UNIX. The Company's reporter applications use information provided by DSS, Foundation Manager and the Sniffer Network Analyzer to document network performance with a range of reports including network usage over time, error summaries, baseline comparisons and other important network data. These products save the end user time by providing a wide selection of preformatted reports; improve the end user's network knowledge by supplying reports on network status; and facilitate trend analyses by providing reports on historical information.

     SHARPSHOOTER. The SharpShooter line of products are used for monitoring, troubleshooting and reporting of UNIX-based Sun Microsystems, Hewlett-Packard, Silicon Graphic and Auspex servers.

     SERVICES

     Network General supports its products domestically on a direct basis and internationally through a combination of direct support and with the assistance of distributors. The Company offers a range of services, including product support, education and network consulting.

     Network General's products are sold with a first-year support agreement included in the sales price, with the exception of the AIM Technology line of products (SharpShooter) for which there is an additional charge for support. Network General also offers support services for its products beyond the first year, for a fixed fee, through its PrimeSupport-TM- program. Customers whose systems and tools are covered under support agreements receive software updates, phone-in technical support, and bulletin board access. Support agreements also include repair coverage on all hardware components purchased from the Company. Warranty costs to date have not been significant.

     From fiscal year 1994 through fiscal year 1996, Network General expanded its sales efforts related to extended software service support agreements by promoting the purchase of these agreements at the time of the original product order. Because the Company recognizes the revenues from these agreements over the term of the agreement, sales of these agreements contributed to a significant increase in deferred revenue related to support services.

     The Company also offers a wide range of education services for its products, known as Sniffer University. The Company believes education creates increased awareness of and demand for the Company's products. In fiscal year 1996, Network General expanded its Sniffer University education program with new training centers in Chicago, Illinois and Anaheim, California. In April of 1996, the Company authorized its distributor in Japan, Toyo Corporation, to open an education center. Education courses are also conducted in major cities throughout the United States and internationally, as well as at customer facilities.

     Network General offers consulting services which provide both proactive and reactive network services to customers. These services assist customers in deploying the Company's products throughout their networks, in integrating products with other network management systems, and in performing fault and performance analysis.

DISTRIBUTION, MARKETING AND CUSTOMERS

     DISTRIBUTION. Network General sells its products to end users in the United States and Canada primarily through its direct sales force and, to a lesser extent, through resellers and systems integrators. The Company sells its products internationally to end users directly in several countries and through a combination of authorized distributors, resellers, and systems integrators worldwide. The Company's distributors, resellers, and systems integrators do not receive sales commissions, but are entitled to purchase at a discount (relative to suggested end-user prices) for the products which they resell.

     UNITED STATES AND CANADIAN DIRECT SALES. In the United States and Canada approximately 91% of fiscal year 1996 revenues from this territory were derived from the Company's direct sales force. In an effort to expand its direct sales force in North America, in March 1995, the Company reacquired the exclusive right to distribute its products from Atelco, Limited ("Atelco") through an Asset Purchase Agreement. In connection with that agreement, the Company's wholly owned subsidiary, Network General (Canada) Limited hired a direct sales force of approximately 10 people from Atelco.

     UNITED STATES AND CANADIAN INDIRECT SALES. Network General also sells its products, to a lesser extent, to end users in the United States and Canada through authorized distributors, resellers and systems integrators. In fiscal year 1996, approximately 9% of domestic orders were generated through indirect channels and the Company intends to continue to leverage its North American indirect channels to contribute to order generation.

     INTERNATIONAL DISTRIBUTION. International sales accounted for approximately $44.7 million, $31.0 million, and $25.7 million in revenues in fiscal 1996, 1995 and 1994, respectively. As of March 31, 1996, the Company had 50 employees whose responsibilities primarily included sales outside the United States, compared to 28 on March 31, 1995.

     The Company reestablished its direct sales efforts in France, Germany and Switzerland during fiscal year 1996. However, the Company generates most of its international revenues from sales by distributors, resellers and system integrators. No single distributor accounted for 10% or more of the Company's revenues in any one of the three fiscal years ended March 31, 1996, March 31, 1995 or March 31, 1994. The Company had approximately 46 international distributors as of March 31, 1996, approximately 56 as of March 31, 1995 and 42 international distributors as of March 31, 1994. Network General retains the option to terminate these relationships if sales quotas are not attained.

     Network General is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company generally offers 30 day net terms in the United States, Canada and Europe and 45 day net terms in other international regions. Collection of overdue international receivables generally is more difficult. Prior to fiscal 1994, all sales outside of the United States were denominated in U.S. dollars. However, the Company began to make direct sales in foreign currencies during fiscal year 1994. The amount of revenues from direct sales in foreign currencies was not a significant portion of international revenues in fiscal years 1994 through 1996, and the Company has not experienced any material adverse effects due to fluctuating exchange rates. As the amount of direct sales in foreign currencies to international markets increases, the Company will consider utilizing hedging arrangements to reduce its exposure against such risks.

     Network General's distributors, systems integrators, and resellers sell and represent lines of products in addition to those of Network General. While Network General encourages these distributors, integrators, and resellers to focus on its products through marketing and support programs, there is risk they may give higher priority to products of other suppliers, thus reducing their efforts to sell Network General's products. In addition, these distributors, systems integrators and resellers may not have the resources to expand their operations to meet increased demand for Network General's products.

     MARKETING. Network General's marketing efforts focus on defining Network General products and services to meet customers' changing needs for network fault and performance management. Network General supports these efforts through market education and demand generation programs in an effort to increase company awareness and build brand value. Some of the programs in which the Company is involved include participation in industry trade shows, advertising in the trade press, conducting executive seminars and electronic marketing through the Internet.

     The Company has established cooperative relationships with other networking industry leaders in order to be in a position to support new developments in networking as soon as possible. Network General believes that these relationships are made possible by the fact that Network General, unlike its principal competitors, does not offer network products in competition with many of these industry leaders.

     CUSTOMERS. As of March 31, 1996, Network General has shipped over 57,000 units of its portable Sniffer Network Analyzer and Distributed Sniffer System products. Network General products are purchased by 80% of the Fortune 500 industrial companies. In addition, Network General has provided products to many leading education, government, health care, and service organizations. No single customer accounted for more than 10% of revenues during fiscal years 1996, 1995 or 1994.

     Many of Network General's customers have purchased multiple product components. Since the market for LAN and WAN fault and performance management tools and systems is subject to changing competitive forces and new functionality in products, it is difficult for Network General to precisely estimate the requirements of its customers and, therefore, the size of its potential market.

COMPETITION

     Network General currently experiences substantial competition from established and emerging computer, communications, intelligent network wiring, network management and test equipment companies and expects such competition to increase in the future. The primary competitor for Network General products is Hewlett-Packard Company ("HP"). HP has greater name recognition, more extensive engineering, manufacturing and marketing organizations and substantially greater financial, technological and personnel resources than those available to Network General. Other competitors include Azure Technologies Incorporated, Frontier Software Development, Inc., Wandel & Goltermann, Inc., Shomiti Systems, Inc.
and embedded systems companies.

     Network General competes principally on the basis of the Company's reputation as a market leader in network fault and performance management. The Company believes this leadership position is a direct result of developing products and services that meet customers' changing requirements for network fault and performance management.

     Network General differentiates itself from the competition with a wide range of product offerings that deliver multivendor, multitopology, multiprotocol capabilities and standards-based solutions that work for these heterogeneous network environments. Network General has been able to compete successfully due to the functional advantage and multivendor interoperability of its products versus those of its competitors. Additional competitive advantages include Network General's product name recognition and relationships with other industry vendors to develop products that provide complementary fault and performance management capabilities.

     The LAN and WAN industries are characterized by rapid technological advances and can be significantly affected by product introductions and market activities of industry participants. In addition to its current principal competitors, Network General expects substantial competition from established and emerging computer, communications, intelligent network wiring, network management, embedded systems and test instrument companies. There can be no assurance that Network General will be able to compete successfully in the future with existing or anticipated competitors.

     Competitive pressures from existing manufacturers who offer lower prices or introduce new products have, in some instances, resulted in delayed or deferred purchasing decisions by potential customers of Network General. Purchase delays or deferrals by potential customers of the Company's products may require Network General to reduce its prices. These competitive scenarios could materially adversely affect Network General's revenues and operating margins.

PRODUCT DEVELOPMENT

     Network General believes its future success depends on its ability to enhance existing products and develop new products that maintain technological leadership and continue to meet a wider range of customer needs. Accordingly, Network General intends to focus its product development efforts on complete solutions for network fault and performance management, enabling network managers to enhance performance of client/server applications, manage the deployment of high-bandwidth technologies, leverage staff resources and optimize overall network performance.

     In order to successfully develop new products, Network General is dependent upon timely access to information about new developments relating to such technology and standards. There can be no assurance such information will continue to be available, that Network General will be able to develop and market new products successfully or that Network General will be able to respond effectively to technological changes or new product announcements by others.

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

     The Company packages Expert Sniffer Network Analysis products in various ways to satisfy changing network environments. To make analysis easier for field service personnel, in 1993 the Company introduced a new generation of flexible network analysis tools. Utilizing the PCMCIA standard, Notebook Sniffer Analyzers operate on a variety of light-weight notebook computer platforms.

     In fiscal year 1994, the Company engineered standards-based RMON monitoring compatibility with the popular Integrated Network Management Systems ("INMSs"). Additionally, Network General integrated DSS monitoring and trouble-shooting solutions to facilitate the seamless transition between RMON and Expert Analysis on the same console. These enhancements to the Distributed Sniffer System help customers proactively monitor distributed network segments, baseline performance and automatically identify potential network problems. By making information gathered by Distributed Sniffer System available to INMSs, Network General helps customers attain a seamless network management environment.

     In January 1994, Network General entered the Microsoft Windows market with the release of SniffMaster for Windows ("SM/W"). SM/W consoles make the Company's technology available to users of Windows operating systems and expand the potential customer base. Network managers can now access the Distributed Sniffer System from a variety of platforms utilizing the Microsoft Windows operating system.

     In 1995, the Company shipped Network General Reporter-TM- which collects information gathered by the Sniffer, DSS, and Foundation Manager products and generates reports for the end user. The Company also introduced in 1995 an add-on module for the Sniffer Network Analyzer to include Oracle protocol decodes. In September 1995 the Company began shipping the Fast Ethernet 10/100 Sniffer Network Analyzer, a fault and performance tool which monitors and analyzes both 10 and 100 MB/s Ethernet networks. This product is the first analysis tool to provide visibility into new 100 MB/s Fast Ethernet networks, as well as 10 MB/s legacy Ethernet LANs.

     The Company also shipped in 1996 the ATM Sniffer Network Analyzer which monitors and analyzes 155 MB/s ATM networks. The Company's development efforts in 1995 and 1996 led to the release of the ISDN Packages for the Sniffer Internetwork Analyzers. The ISDN Packages are available for both Basic Rate Interface and Primary Rate Interface and provide protocol decodes for National ISDN 1 and 2 (United States) and EuroISDN (Europe), AT&T Custom, Northern Telecom and NTT ISNet (Japan) to support the various ISDN switch standards. Other products released by the Company in 1995 include the Sniffer Server for FDDI and Sniffer Reporter for use in Windows applications. In September 1995, Network General added to its product spectrum, through its corporate acquisition of AIM Technology, SharpShooter, the UNIX-based troubleshooting tool.

     In April 1996, Network General announced a new release of Sniffer Network Analyzer, version 5.0, which includes Banyan expert and Novell 4.0 protocol decodes. The Sniffer Network Analyzer 5.0 incorporates enhancements which optimize Expert Analysis of high speed technologies such as FDDI and Fast Ethernet.

     During fiscal 1996, 1995 and 1994, research and development expenses were approximately $27.4 million, $20.0 million, and $15.5 million, respectively.

MANUFACTURING AND SUPPLIERS

     Network General's manufacturing operations consist primarily of final assembly, testing and quality control of materials, components, subassemblies and systems. Network General believes its quality control procedures have been instrumental in achieving the high performance and reliability of its products. To date, Network General has experienced minimal return of its products by users. Network General's manufacturing operations do not require any capital expenditures for environmental control facilities or any special activities for protection of the environment.

     Network General's product line is designed to work with a variety of network topologies and computer platforms available from multiple manufacturers. The Company relies on a limited number of suppliers for certain critical components of its products. Some of Network General's products are designed around a specific computer platform available only from certain manufacturers. In the case of the Company's Analyzer products, customers purchase the required platform either from the Company or from suppliers. As a result of product transitions by its computer platform vendors, the Company has found it necessary to purchase and inventory computer platforms for resale to customers. Any significant shortage of computer platforms or other critical components for the Company's products could lead to cancellations or delays of purchases of the Company's products which would materially and adversely affect the Company's results of operations. If purchases of computer platforms or other components exceed demand, the Company could incur expenses for disposing of excess inventory, which would also adversely affect the Company's results of operations.

     While the total time elapsed from first contact with a potential customer to receipt of a valid purchase order can typically consume three to six months, Network General attempts to ship its products to customers within two weeks of receipt of a purchase order. Consequently, Network General typically operates with very little backlog, and most of its revenues in each quarter result from orders received in that quarter. Backlog of orders generally represents less than one month's revenues and, as such, is not considered significant.

     The Company establishes its expenditure levels based upon its expectations as to future revenues and, if revenue levels were below expectations, this could cause expenses to be disproportionately high. Therefore, a decrease in near-term demand would adversely affect the Company's results of operations.

PROPRIETARY RIGHTS AND LICENSES

     As of the end of fiscal year 1996, Network General held one patent in the WAN protocol analysis field (which the Company believes is not material to its business) and relies primarily upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. Because the LAN and WAN industry is characterized by rapid technological change, Network General relies principally upon innovative management, technical expertise, business partnerships, and marketing skills to develop, enhance and market its products.

EMPLOYEES

     As of March 31, 1996, Network General employed a total of 721 persons, including 376 in sales, marketing and services, 211 in product development and technical support, 27 in manufacturing, and 107 in management, administration and finance. During fiscal year 1996, the vast majority of research and development efforts and sales have been performed by Company employees rather than outside consultants or resellers. None of Network General's employees is represented by a labor union. Network General has experienced no work stoppages and believes its employee relations are good.

     Competition in the recruiting of personnel in the computer and communications industry is intense particularly in the research and development and sales arenas. Network General believes its future success will depend, in part, on its continued ability to hire and retain qualified management, marketing, sales and technical employees.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Network General and their ages as of June 1, 1996 are as follows:

NAME                  AGE   POSITION
- - ----                  ---   --------
Leslie G. Denend      55    President, Chief Executive Officer and Director
James T. Richardson   48    Senior Vice President, Corporate Operations,
                            Chief Financial Officer and Assistant Secretary
Richard H. Lewis      61    Senior Vice President, Worldwide Field Operations
Michael H. Kremer     50    Senior Vice President, Product Development
Jill E. Fishbein      35    Vice President and General Counsel, Secretary
David M. Carver       49    Vice President, Services
John R. Stringer      49    Vice President, North American Sales
Bernard J. Whitney    39    Vice President and Controller

     Mr. Denend was promoted to President and Chief Executive Officer of the Company and was elected a director of the Company in June 1993. He served as the Company's Senior Vice President of Products from February 1993 to June 1993. Prior to joining Network General, he was President of Vitalink, a manufacturer of internetworking products, from October 1990 to December 1992. From 1989 to 1990, Mr. Denend served in a variety of positions at 3Com Corporation, a data networking company, most recently as Executive Vice President for Product Operations. From 1983 to 1989, he was a principal with McKinsey & Company, a management consulting firm.

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

     Mr. Kremer was named Senior Vice President of Product Development in May 1995. Mr. Kremer also served as Vice President of Engineering from October 1994 through May 1995 and Director of Engineering Services from December 1992 to October 1994. Prior to joining Network General, Mr. Kremer was Director of Technical Services of Vitalink Communications, a computer networking company, from October 1990 through December 1992. From March 1979 through October 1990, Mr. Kremer worked for Hewlett-Packard Company in various engineering and management positions related to software development. Mr. Kremer's last position with Hewlett-Packard was Software Quality Manager for a computer networking division of Hewlett-Packard.

     Ms. Fishbein was named Vice President and General Counsel, and Secretary in May 1996. Ms. Fishbein joined the Company as General Counsel in October 1994, was named Assistant Secretary in January 1995. Prior to joining Network General, Ms. Fishbein was Legal Counsel at Electronic Arts Inc., a multimedia company, from April 1992 to September 1994. From October 1989 to March 1992, Ms. Fishbein was an associate at the law firm of Fenwick & West.

     Mr. Carver joined the Company as Vice President of Services in November 1995. Prior to joining Network General, Mr. Carver was an independent consultant affiliated with Institutional Venture Partners, from April 1994 to October 1995. From 1974 to March 1994, Mr. Carver held various positions in marketing and general management functions at Hewlett Packard Company, most recently as Software Business Manager responsible for Hewlett Packard Customer Support business unit.

     Mr. Stringer was named Vice President, North American Sales in January 1995. Prior to joining Network General, Mr. Stringer served from July 1992 to December 1994 as Vice President and General Manager, Worldwide Marketing and Sales, for IT Corporation of America, a provider of computer outsourcing services to financial institutions in South America. From November 1990 to June 1992, Mr. Stringer was a consultant advising with respect to alternative sales channels of distribution, new business development and acquisitions.

     Mr. Whitney was named Vice President and Controller in May 1996. He joined Network General in June 1995 as Corporate Controller. Prior to joining Network General, he worked for Conner Peripherals, Inc., a hard disk drive and storage solutions manufacturer, serving in a variety of positions in corporate finance from February 1987 to June 1995, most recently as Assistant Corporate Controller.

ITEM 2.  PROPERTIES

     Network General's principal administrative, marketing, manufacturing and product development facilities consist of approximately 100,000 square feet in buildings in Menlo Park, California. Network General occupies this space under lease agreements that expire in June 1997 (with a five year extension option) and March 2000. In addition, Network General leases development facilities in Oak Brook, Illinois and Beaverton, Oregon. The Company also maintains sales offices in the United States and Canada and one sales office in each of Belgium, France, Germany, Italy, Switzerland, the United Kingdom and Singapore. Total rent expense was approximately $4,785,000, $4,115,000 and $3,854,000 in fiscal years 1996, 1995 and 1994, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

STOCK LISTING

     Network General's common stock is traded on the NASDAQ National Market under the symbol NETG. As of May 31, 1996, there were 43,882,109 shares of common stock outstanding held by 409 stockholders of record. The approximate number of beneficial holders is estimated to be 5,800 as of May 31, 1996.

PRICE RANGE OF COMMON STOCK

                                        Fiscal 1996              Fiscal 1995
                                        -----------              -----------
                                      HIGH       LOW           High       Low
                                      ----       ---           ----       ---
First Quarter                        $14.28    $11.53         $10.25     $7.12
Second Quarter                        21.87     12.81          10.00      7.25
Third Quarter                         22.12     16.31          12.84      9.31
Fourth Quarter                        22.00     15.06          15.00     11.75

DIVIDEND INFORMATION

     Network General has never declared cash dividends and presently intends to continue this policy.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA
(In thousands, except per share amounts)     Year ended March 31,

                               1996      1995      1994      1993      1992
- - --------------------------------------------------------------------------------
Revenues                   $188,845  $139,755  $114,900  $ 86,483   $64,065
Income from operations       35,438    31,768    13,915    10,415     7,386
Net income                   27,425    25,411    11,276     8,645     4,274
Earnings per share         $   0.60  $   0.57  $   0.27  $   0.22    $ 0.13
Weighted average common      45,822    44,626    42,346    39,614    32,874
and common equivalent
shares outstanding


CONSOLIDATED BALANCE SHEET DATA
(In thousands)                                  As of March 31,
                                 1996      1995      1994      1993      1992
- - --------------------------------------------------------------------------------
Working capital                 $125,841 $ 101,536  $ 65,457  $ 41,014   $45,065
Total assets                     223,330   196,190   160,846   132,033    66,883
Long-term obligations              3,248     2,225     2,134     1,555     1,026
Total stockholders' equity      $180,117  $165,587  $132,283  $109,562   $51,011




QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share and stock price amounts)  Three months ended

                           MAR. 31,  DEC. 31, SEPT. 30,  JUNE 30,  Mar. 31,  Dec. 31, Sept. 30,  June 30,
                                '96       '95       '95       '95       '95       '94       '94       '94
- - -----------------------------------------------------------------------------------------------------------
Revenues                    $53,786   $51,590   $43,729   $39,740   $39,800   $37,530   $32,375   $30,050
Gross profit                 41,220    39,430    33,655    30,619    30,926    28,808    24,927    23,295
Income from operations       13,130    12,057     1,650     8,601    10,127     9,580     6,489     5,572
Income before provision
   for income taxes          14,891    13,776     3,510    10,347    11,980    10,810     7,641     6,665
Net income                   10,350     9,574       310     7,191     8,206     7,408     5,231     4,566
Earnings per share          $  0.22   $  0.21   $  0.01   $  0.16   $  0.18   $  0.16   $  0.12   $  0.11
Price range of              $22.00-   $22.12-   $21.87-   $14.28-   $15.00-   $12.84-   $10.00-   $10.25-
   common stock             $ 15.06   $ 16.31   $ 12.81   $ 11.53   $ 11.75   $  9.31   $  7.25   $  7.12



1) Amounts for fiscal year 1993 and fiscal year 1992 have been restated in order to comply with Statement of Position 91-1.
2) All periods reflect combined results for Network General Corporation and ProTools, Inc. ("ProTools"), a wholly owned subsidiary of Network General Corporation. ProTools was acquired in January 1994 and the merger was accounted for as a pooling of interests. Accordingly, the financial statements for prior periods have been restated to include the results of ProTools. Total charges related to the merger were approximately $4,903,000, or $0.09 per share, and were recorded in the fourth quarter of fiscal year 1994.
3) Second quarter fiscal year 1996 results of operations include charges of $7,153,000, or $0.17 per share related to acquired in-process research and development in connection with the acquisition of AIM Technology ("AIM"), in a transaction in September 1995 accounted for as a purchase. Accordingly, the results of operations of AIM have been included in the results of the Company from the date of acquisition.
4) All periods reflect the 2-for-1 stock split in the form of a stock dividend approved by the Company's Board of Directors which was effective May 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS
(in thousands, except per share amounts)
                               1996    Change      1995    Change      1994
- - --------------------------------------------------------------------------------
Revenues                   $188,845       35%  $139,755       22%  $114,900
Gross Profit                144,924       34%   107,956       26%    85,864
Percentage of revenues          77%                 77%                 75%
Operating Expenses          109,486(1)    44%    76,188        6%    71,949(1)
Percentage of revenues          58%                 55%                 63%
Net Income                   27,425        8%    25,411      125%    11,276
Earnings per share(2)      $   0.60(3)     5%  $   0.57      111%  $   0.27(4)

(1) Exclusive of acquisition and other non-recurring costs, operating expenses would have been $102,333,000 for 1996 and $66,287,000 for 1994.
(2) All periods reflect the 2-for-1 stock split in the form of a stock dividend approved by the Company's Board of Directors which was effective May 1996.
(3) Exclusive of the costs associated with the acquisition of AIM Technology in the second quarter, earnings per share for the year ended 3/31/96 would have been $0.77.
(4) Exclusive of restructuring and merger-related expenses, earnings per share for the year ended 3/31/94 would have been $0.37.

REVENUES

     The increasing complexity of computer networks has caused greater demand for products that assist network administrators in managing their networks. In general, sales have increased in each geographic territory and across all product segments due to increased demand for the Company's products and services.


 Sources of Revenues (in thousands)
                              1996     Change     1995     Change     1994
- - --------------------------------------------------------------------------------
Domestic                   $144,144       33%  $108,773       22% $  89,216
International                44,701       44%    30,982       21%    25,684
Total Revenues             $188,845       35%  $139,755       22%  $114,900

     Revenues for the fiscal year ended March 31, 1996 were $188,845,000, an increase of 35% over revenues of $139,755,000 reported for fiscal year 1995, due to increased sales volume of both the Company's products and services. Fiscal year 1995 revenues increased 22% over revenues of $114,900,000 reported for fiscal year 1994. Domestic revenues increased 33% to $144,144,000 for fiscal year 1996, compared to $108,773,000 for fiscal year 1995. Fiscal year 1995 domestic revenues increased 22% compared to $89,216,000 for the year ended March 31, 1994. International revenues increased 44% to $44,701,000 for the year ended March 31, 1996, compared to $30,982,000 for the year ended March 31, 1995, primarily due to sales growth in Asia, although European revenue growth also contributed to the overall increase in international revenues. The Company remains in the implementation stage of a revised distribution strategy in Europe which includes a combination of third party distributors and direct sales and, as a result, there may be continued weakness in European sales until the strategy is fully implemented. For fiscal year 1995, international revenues increased 21% compared to $25,684,000 for fiscal year 1994. International revenues increased to 24% of total revenues for the year ended March 31, 1996, compared to 22% for the years ended March 31, 1995 and March 31, 1994.



Sources of Revenues (in thousands)            1996    Change      1995    Change      1994
- - -------------------------------------------------------------------------------------------
Tool Products(1)                          $ 95,310       30%  $ 73,114       15%  $ 63,714
  Percentage of total revenues                 51%                 52%                 55%
System Products(2)                          57,346       44%    39,872       20%    33,259
  Percentage of total revenues                 30%                 29%                 29%
Subtotal Product Revenues                  152,656       35%   112,986       17%    96,973
  Percentage of total revenues                 81%                 81%                 84%
Services(3)                                 36,189       35%    26,769       49%    17,927
  Percentage of total revenues                 19%                 19%                 16%
Total Revenues                            $188,845       35%  $139,755       22%  $114,900



(1) Tool products include revenues from the Sniffer Network Analyzer-TM-products, the Progressive Computing, Inc. ("PCI") line of Wide Area Network
(WAN) analysis products, product rentals and royalties from license agreements.
(2) System products consist of revenues from the Distributed Sniffer System analysis products, performance measurement analysis products, the Distributed Sniffer System monitoring products (formerly ProTools Network Control Series) and the SharpShooter monitoring products.
(3) Services revenues include first-year warranty revenues as defined by Statement of Position ("SOP") 91-1 and revenues from software support and maintenance contracts, training and consulting services.

     The Company's tool products revenues increased 30% for the year ended March 31, 1996 to $95,310,000 from $73,114,000 for the year ended March 31, 1995.
Fiscal year 1995 tool products revenues increased 15% from $63,714,000 reported for the year ended March 31, 1994. Increased sales of the Company's Sniffer Network Analyzer products accounted for substantially all of the increase in tool products revenues in both years. Tool products revenues represented 51% of total revenues in fiscal year 1996 compared to 52% in fiscal year 1995 and 55% in fiscal year 1994. Tool products revenues declined as a percentage of total revenues due to faster growth in both system products revenues and services revenues during both fiscal years 1996 and 1995.

     In fiscal year 1996, system products revenues increased 44% to $57,346,000 from $39,872,000 in fiscal year 1995. Fiscal year 1995 system products revenues increased 20% from $33,259,000 reported in fiscal year 1994. System products revenues represented 30% of total revenues for the year ended March 31, 1996, and 29% for the years ended March 31, 1995 and March 31, 1994. The increase in system product revenues in fiscal year 1996 was primarily attributable to increased sales of Distributed Sniffer System analysis products. Additionally, sales of products acquired in the AIM Technology acquisition partially offset decreased sales of system monitoring products. The increase in system products revenues in fiscal year 1995 was a result of increased Distributed Sniffer System analysis products sales, partially offset by a decrease in monitoring product revenues.

     For the year ended March 31, 1996, services revenues totaled $36,189,000, an increase of 35% from $26,769,000 for the year ended March 31, 1995. Fiscal year 1995 services revenues increased 49% from $17,927,000 in fiscal year 1994. The increase in services revenues in both years was a result of increased demand for all categories of services. Services revenues represented 19% of total revenues in fiscal years 1996 and 1995 and 16% of total revenues in fiscal year 1994.

GROSS PROFIT

     Cost of revenues consists of manufacturing costs, cost of services, royalties and warranty expenses. Gross profit as a percentage of total revenues was 77% for the years ended March 31, 1996 and 1995 and 75% for the year ended March 31, 1994. The increase in gross profit as a percentage of revenues in fiscal year 1995 compared to fiscal year 1994 was primarily due to decreased tool products platform shipments, which have lower gross margins, and improved margins in system products due to product cost decreases.

     In addition, gross profit for the years ended March 31, 1996 and 1995 was favorably affected by approximately 1% as a result of the Company's recognition of fees received pursuant to a distribution agreement with Atelco Ltd. The agreement provided NexTest, Inc. ("NexTest"), a wholly owned subsidiary of Atelco Ltd., worldwide distribution rights for the Company's Progressive Computing, Inc. ("PCI") line of products in exchange for distribution fees paid to Network General. As of March 31, 1996, the Company's distribution agreement with NexTest was discontinued and no further distribution agreement has been entered into with NexTest. On March 28, 1996, the Company transferred certain assets of PCI to NexTest Limited (the Canadian parent company of NexTest) and on March 29, 1996, the Company merged PCI into its wholly owned subsidiary, ProTools, Inc. ("ProTools").

     Gross profit and gross profit percent may vary as a result of a number of factors, including product mix between tool products (which include sales of third party platforms which have lower margins than the Company's own products), system products and services, and the mix of international and domestic sales.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased 33% in fiscal year 1996 to $62,533,000 compared to $47,049,000 in fiscal year 1995. Fiscal year 1995 expenses increased 10% compared to $42,906,000 in fiscal year 1994. The increase in fiscal years 1996 and 1995 was primarily due to increased staffing, commission expense and promotional activity needed to support increased sales volumes. As a percentage of total revenues, sales and marketing expenses were 33%, 34% and 37% for the periods ended March 31, 1996, 1995 and 1994, respectively. Sales and marketing expenses have decreased as a percentage of total revenues due to increased productivity.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 37% in fiscal year 1996 to $27,417,000 compared to $19,968,000 in fiscal year 1995. Fiscal year 1995 research and development expenses increased 29% over fiscal year 1994 levels of $15,534,000. Increased expenses in fiscal years 1996 and 1995 were due to increased staffing to support accelerated development efforts for high speed network technology. Research and development expenses as a percentage of revenues were 15% in fiscal year 1996, and 14% in fiscal years 1995 and 1994. The Company believes continued commitment to research and development is required to remain competitive.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the fiscal year ended March 31, 1996 increased 35% to $12,383,000 compared to $9,171,000 for the fiscal year ended March 31, 1995. Fiscal year 1995 expenses increased 17% compared to expenses of $7,847,000 for the fiscal year ended March 31, 1994. As a percentage of revenues, general and administrative expenses were 7% for the three fiscal years ended March 31, 1996, 1995 and 1994. Increased staffing and increased use of outside services to support the growth of the Company accounted for the increased spending in fiscal years 1996 and 1995.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     Acquired in-process research and development was $7,153,000 in fiscal year 1996 and reflects the value of development projects in process at the time of the acquisition of AIM Technology ("AIM") which was charged to operations in the second quarter of fiscal year 1996. The amount allocated to in-process research and development related to projects which had not reached technological feasibility and had no probable alternative future uses. (See Note 2 of Notes to Consolidated Financial Statements.)

     There were no acquired in-process research and development charges for the fiscal years ended March 31, 1995 or 1994.

RESTRUCTURING AND OTHER OPERATING EXPENSES

     Restructuring and other operating expenses were $5,662,000 in fiscal year 1994. The majority of these expenses occurred in the fourth quarter of fiscal year 1994 and were associated with the acquisition of ProTools. Total charges associated with the merger were approximately $4,903,000. These costs were charged against income of the combined company in the fourth quarter of fiscal year 1994. Other expenses of $759,000 in fiscal year 1994 were primarily severance expenses associated with changes in senior management effective in the second fiscal quarter ended September 30, 1993.

     There were no restructuring and other operating expenses for the fiscal years ended March 31, 1996 or 1995.

INTEREST INCOME, NET

     Interest income, net increased to $7,086,000 in fiscal year 1996 compared to $5,328,000 in fiscal year 1995 and $3,338,000 in fiscal 1994. The increase in interest income is primarily a reflection of higher balances of cash, cash equivalents and marketable securities available for investment during each year, as well as an investment diversification from tax-free municipal to taxable U.S. debt securities which paid higher pre-tax interest during fiscal years 1996 and 1995. Due to the Company's continued commitment to its systematic share repurchase program and the likelihood of downward trends in the interest rate environment, interest income is expected to decline in fiscal 1997.

PROVISION FOR INCOME TAXES

     The provision for income taxes was 35.5% of pre-tax income for the fiscal year ended March 31, 1996, compared to 31.5% for the fiscal year ended March 31, 1995 and 34.6% for the fiscal year ended March 31, 1994. The increase in the effective tax rate in fiscal year 1996 compared to fiscal year 1995 was largely a result of the acquisition of AIM, since a portion of the purchase price was not tax deductible.

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

EARNINGS PER SHARE

     Earnings per share for the year ended March 31, 1996 were $0.60, an increase of 5%, compared to $0.57 per share earned in fiscal year 1995, after retroactively adjusting for the 2-for-1 stock split in the form of a stock dividend approved by the Company's Board of Directors which was effective May 1996. Excluding the one-time charge to write off acquired in-process research and development related to the AIM acquisition in the second quarter of fiscal year 1996, earnings per share for fiscal year 1996 were $0.77, an increase of 35% over fiscal year 1995 earnings per share of $0.57. Earnings per share in fiscal year 1995 increased 111% compared to earnings per share of $0.27 in fiscal year 1994.

     Earnings per share in fiscal year 1994 were affected by two non-recurring transactions:
1) earnings were reduced by approximately $0.01 per share in the second quarter of fiscal year 1994 as a result of expenses associated with changes in senior management, and 2) earnings were reduced by approximately $0.09 per share in the fourth quarter of fiscal year 1994 as a result of expenses associated with the acquisition of ProTools.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities increased $22,683,000, $37,355,000 and $24,451,000 in fiscal years 1996, 1995 and 1994, respectively.
The primary source of these funds in all periods was cash provided by operating activities, as well as proceeds from the issuance of common stock.

     Net cash generated from operations in fiscal year 1996 was $39,873,000 compared to $33,144,000 in fiscal year 1995 and $20,244,000 in fiscal year 1994. The primary source of these funds was net income before depreciation and amortization for all periods. The net increase in fiscal year 1996, after adjustments related to depreciation and amortization and acquired in-process research and development, reflects increases in accounts payable, accrued liabilities and deferred revenue, offset by an increase in accounts receivable. The net increase in fiscal year 1995, after adjustments related to depreciation and amortization, reflects increases in deferred taxes and deferred revenue and reductions in accounts receivable, partially offset by an increase in inventories, prepaid expenses and other assets.

     Net cash used in investing activities was $11,748,000, $26,373,000 and $33,036,000 during fiscal years 1996, 1995 and 1994, respectively. The Company used $13,883,000, $8,752,000, and $7,492,000 in fiscal years 1996, 1995, and
1994, respectively, for capital expenditures on property and equipment. Additionally, the Company decreased its investments by $8,636,000 and used cash of $6,501,000 to complete the purchase of AIM in fiscal year 1996. The Company increased its investments by $17,621,000 and $25,544,000, in fiscal years 1995 and 1994, respectively.

     Net cash used in financing activities was $12,895,000 for fiscal year 1996. The primary use of those funds was to repurchase 1,700,000 shares of the Company's common stock at an average price of $18.16 for a total cash outlay of $30,870,000, which was partially offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $7,893,000 and $8,806,000 for fiscal years 1995 and 1994, respectively. The primary source of those funds was proceeds from the issuance of common stock. During fiscal year 1995, the Company repurchased 790,000 shares of its common stock at an average price of $11.08 for a total cash outlay of $8,755,000. As of March 31, 1996, the Company was authorized to repurchase up to an additional 1,510,000 of its shares on the open market. The Company anticipates it will continue its systematic share repurchase program.

     As of March 31, 1996, the Company's principal sources of liquidity included cash, cash investments, marketable securities and long-term investments totaling $152,736,000, including $37,139,000 in long-term investments. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal year 1997 and does not believe the effect of adoption will be significant.

BUSINESS RISKS

     The Company's future operating results may be adversely affected by certain factors and trends of its market which are beyond its control. The market for Network General's products is characterized by rapidly changing technology and evolving industry standards. Included in such changes is the development of switching technologies for the transmission of data along local area and wide area networks, such as asynchronous transfer mode ("ATM") and switched-Ethernet. Network General believes its future success will depend, in part, on its ability to continue to develop, introduce and sell new products. The Company is committed to continuing investments in research and development; however, there is no assurance these efforts will result in the development, timely release or market acceptance of new products.

     In addition, the Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. New and competitive entrants into the field of network fault and performance management may come from areas as diverse as embedded systems in network hardware from established network hardware companies, as well as certain software referred to as "network management" by smaller companies. There can be no assurance Network General will be able to compete successfully in the future with existing or future competitors. New entrants, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company. Increased competition may also lead to downward pricing pressure on the Company's products.

     The Company is in the early stages of developing its direct sales force in certain countries in Europe. There can be no assurance that the Company will be able to attract qualified salespeople in Europe or that any salespeople hired will be successful.

     Network General does not carry a significant level of backlog. The majority of the Company's revenues in each quarter are a result of orders booked in that quarter. Expense levels are based on expectations of future revenues. Expense levels would be disproportionately high in the event of a decrease in near-term demand for the Company's products and would, therefore, have an adverse effect on the Company's operating results.

     Network General products may be considered by certain customers to be capital purchases. An adverse change in general economic conditions could cause certain of the Company's customers to reduce their capital spending, which may adversely affect the Company's operating results.

     In September 1995, the Company acquired the remaining 90% of voting interest of AIM. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. There can be no assurance that Network General will be successful in developing products based on AIM's engineering expertise and technology, that Network General will be successful in integrating its own distribution channels with those of AIM, that Network General will be successful in penetrating AIM's customer base, that Network General will be successful in selling AIM's products to its own customer base, that the combined companies will retain their key personnel or that Network General will realize any of the benefits anticipated at the time of the merger.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page number
                                                            -----------
Consolidated Balance Sheets                                      23
Consolidated Statements of Income                                24
Consolidated Statements of Stockholders' Equity                  25
Consolidated Statements of Cash Flows                            26
Notes to Consolidated Financial Statements                       27
Report of Independent Public Accountants                         35

CONSOLIDATED BALANCE SHEETS

                                                              March 31
                                                         1996          1995
                                                    ----------------------------
                                                   (Dollars in thousands, except
                                                         per share amounts)

ASSETS
Current Assets:
  Cash and cash equivalents                           $ 34,180      $18,950
  Marketable securities                                 81,417       73,964
  Accounts receivable, net of allowances
     of $2,445 in 1996 and $1,492 in 1995               34,043       18,800
  Inventories                                            4,863        4,226
  Prepaid expenses and deferred tax assets              11,303       13,974
                                                    ------------------------
  Total current assets                                 165,806      129,914
Property and Equipment:
  Demonstration and rental equipment                     9,968        6,147
  Office and development equipment                      27,443       20,486
  Leasehold improvements                                 2,771        1,816
                                                    ------------------------
                                                        40,182       28,449
  Less-accumulated depreciation and amortization       (23,006)     (15,425)
                                                    ------------------------
  Net property and equipment                            17,176       13,024
Long-term Investments                                   37,139       52,410
Other Assets                                             3,209          842
                                                    ------------------------
                                                      $223,330     $196,190
                                                    ------------------------
                                                    ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  4,300     $  4,186
  Accrued liabilities                                   14,749        9,817
  Deferred revenue                                      20,916       14,375
                                                    ------------------------
     Total current liabilities                          39,965       28,378
Long-term Deferred Revenue and Taxes                     3,248        2,225
Stockholders' Equity:
  Preferred stock-$.01 par value
     Authorized-2,000,000 shares
     Outstanding-none                                       --           --
  Common stock-$.01 par value
     Authorized-50,000,000 shares
     Issued-46,068,302 shares at March 31, 1996 and
            44,450,414 shares at March 31, 1995            461          445
  Additional paid-in capital                           127,482      109,523
  Retained earnings                                     91,799       64,374
  Less treasury stock, at cost-2,490,000 shares at
            March 31, 1996 and 790,000 shares at
            March 31, 1995                             (39,625)      (8,755)
                                                    ------------------------
 Total stockholders' equity                            180,117      165,587
                                                    ------------------------
                                                      $223,330     $196,190
                                                    ------------------------
                                                    ------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
                                                         Years Ended March 31
                                                        1996      1995      1994
                                              -----------------------------------
                                               (In thousands, except per share amounts)
Revenues:
  Product                                           $152,656  $112,986  $ 96,973
  Services                                            36,189    26,769    17,927
                                                    ----------------------------
Total Revenues                                       188,845   139,755   114,900
Cost of Revenues:
  Product                                             33,072    23,437    23,546
  Services                                            10,849     8,362     5,490
                                                    ----------------------------
Total Cost of Revenues                                43,921    31,799    29,036
                                                    ----------------------------
  Gross profit                                       144,924   107,956    85,864
Operating Expenses:
  Sales and marketing                                 62,533    47,049    42,906
  Research and development                            27,417    19,968    15,534
  General and administrative                          12,383     9,171     7,847
  Acquired in-process research and development         7,153        --        --
  Restructuring and other operating expenses                        --     5,662
                                                    ----------------------------
Total Operating Expenses                             109,486    76,188    71,949
                                                    ----------------------------
  Income from operations                              35,438    31,768    13,915

Interest Income, Net                                   7,086     5,328     3,338
                                                    ----------------------------
  Income before provision for income taxes            42,524    37,096    17,253

Provision for Income Taxes                            15,099    11,685     5,977
                                                    ----------------------------
Net Income                                           $27,425  $ 25,411  $ 11,276
                                                    ----------------------------
                                                    ----------------------------
Earnings Per Share                                   $  0.60  $   0.57  $   0.27
                                                    ----------------------------
                                                    ----------------------------
Weighted Average Common and Common
  Equivalent Shares Outstanding                       45,822    44,626    42,346
                                                    ----------------------------
                                                    ----------------------------


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the three years ended March 31,
(Dollars in thousands, except per share amounts)

                                               Common Stock         Additional
                                               ------------          Paid-in     Retained     Treasury
                                            Shares       Amount      Capital     Earnings        Stock        Total
                                        ---------------------------------------------------------------------------
                                               (Dollars in thousands, except per share amounts)
BALANCE MARCH 31, 1993                  38,942,864         $389     $ 81,579      $27,594      $    --     $109,562

Adjustment to conform year-end
  of pooled Company (Note 2)                    --           --           --           93           --           93
Issuance of common stock under
  the Employee Stock Purchase
  Plan at $4.78-$4.83 per share            256,350            3        1,229           --           --        1,232
Exercise of stock options
  at $.01-$7.75 per share                1,374,444           14        4,248           --           --        4,262
Tax benefit of stock options                    --           --        3,079           --           --        3,079
Lower of cost or market adjustment
  on long-term investments                      --           --          573           --           --          573
Sale of common stock and conversion
  of notes payable into common stock     1,345,872           14        2,192           --           --        2,206
Net income                                      --           --           --       11,276           --       11,276
                                        ---------------------------------------------------------------------------
BALANCE MARCH 31, 1994                  41,919,530          420       92,900       38,963           --      132,283

Issuance of common stock under
  the Employee Stock Purchase
  Plan at $6.80-$6.85 per share            239,778            2        1,635           --           --        1,637
Exercise of stock options
  at $.01-$10.25 per share               2,291,106           23       10,106           --           --       10,129
Tax benefit of stock options                    --           --        4,882           --           --        4,882
Repurchase of common stock
  at $8.37-$14.44 per share                     --           --           --           --       (8,755)      (8,755)
Net income                                      --           --           --       25,411           --       25,411
                                        ---------------------------------------------------------------------------
BALANCE MARCH 31, 1995                  44,450,414          445      109,523       64,374       (8,755)     165,587

ISSUANCE OF COMMON STOCK UNDER
  THE EMPLOYEE STOCK PURCHASE
  PLAN AT $10.57-$13.97 PER SHARE          176,584            2        2,155           --           --        2,157
EXERCISE OF STOCK OPTIONS
  AT $2.19-$16.31 PER SHARE              1,441,304           14        9,459           --           --        9,473
TAX BENEFIT OF STOCK OPTIONS                    --           --        6,345           --           --        6,345
REPURCHASE OF COMMON STOCK
  AT $11.87-$21.81 PER SHARE                    --           --           --           --      (30,870)     (30,870)
NET INCOME                                      --           --           --       27,425           --       27,425
                                        ---------------------------------------------------------------------------
BALANCE MARCH 31, 1996                  46,068,302         $461     $127,482      $91,799     $(39,625)    $180,117
                                        ---------------------------------------------------------------------------
                                        ---------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended March 31
                                                                       1996         1995         1994
                                                          -------------------------------------------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $27,425      $25,411      $11,276
Adjustments to reconcile net income to net cash
  provided by operating activities:
Adjustment to conform year-end of pooled company                         --           --           93
  Depreciation and amortization                                       9,201        6,837        6,174
  Deferred taxes, net                                                  (516)       2,599       (5,473)
  Acquired in-process research and development                        7,153           --           --
  Changes in operating assets and liabilities, net of effects from purchase of AIM Technology:
     Accounts receivable                                            (14,896)       1,638       (2,171)
     Inventories                                                       (637)      (2,194)       2,927
     Prepaid expenses and other assets                                1,058       (3,405)        (164)
     Accounts payable and accrued liabilities                         3,609          202        1,986
     Deferred revenue                                                 7,476        2,056        5,596
                                                                   -----------------------------------
       Net cash provided by operating activities                     39,873       33,144       20,244
                                                                   -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of held-to-maturity investments                         (204,626)    (114,264)          --
  Proceeds from maturities of held-to-maturity investments          213,262       96,643           --
  Cash used to purchase AIM Technology                               (6,501)          --           --
  Increase in marketable securities                                      --           --      (28,437)
  Decrease in long-term investments                                      --           --        2,893
  Purchases of property and equipment                               (13,883)      (8,752)      (7,492)
                                                                   -----------------------------------
    Net cash used in investing activities                           (11,748)     (26,373)     (33,036)
                                                                   -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
    net of issuance costs                                            17,975       16,648        8,868
  Repurchase of common stock                                        (30,870)      (8,755)          --
  Principal payments on notes and capital lease obligations              --           --         (271)
  Proceeds from issuance of notes payable                                --           --          209
                                                                   -----------------------------------
    Net cash (used in) provided by financing activities             (12,895)       7,893        8,806
                                                                   -----------------------------------

Net increase (decrease) in cash and cash equivalents                 15,230       14,664       (3,986)

Cash and cash equivalents at beginning of period                     18,950        4,286        8,272
                                                                   -----------------------------------

Cash and cash equivalents at end of period                          $34,180     $ 18,950      $ 4,286
                                                                   -----------------------------------
                                                                   -----------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Notes payable and accrued interest converted
    into common stock                                               $    --     $     --      $ 1,940
  Repurchase of common stock in exchange for note payable           $    --     $     --      $    29

SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest                                                        $    --     $     --      $    18
    Income taxes                                                    $ 9,042     $  5,368      $ 9,866



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS
Network General Corporation (the "Company") designs, manufactures, markets and supports software-based fault and performance solutions for managing computer networks. The Company also provides software update and maintenance, consulting and professional services. The Company's markets are worldwide and include the communications, banking, finance and insurance, manufacturing, services and government industries. The Company was incorporated in 1986 as a California corporation and changed its state of incorporation to Delaware in fiscal year 1988.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACQUISITIONS. In September 1995, the Company acquired all of the remaining 90% of voting interest of AIM Technology ("AIM"), which it did not own, for approximately $7,101,000, including $600,000 invested by the Company in fiscal year 1995 for 10% of the voting interest of AIM. The acquisition was funded with existing cash and was accounted for using the purchase method of accounting. Accordingly, the results of AIM's operations have been included with those of the Company since the date of acquisition.

     A portion of the purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $1,385,000 and $1,437,000, respectively. In addition, $7,153,000 of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of acquisition.

     The following table reflects the unaudited pro forma combined results of operations of the Company and AIM on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                    1996                                   1995
                              -------------------------------------------------
                                     (In thousands, except per share amounts)
Revenues                        $190,740                              $142,537
Net income                      $ 27,526                              $ 25,327
Earnings per share              $   0.60                              $   0.57
Shares used in computation        45,822                                44,626


     In January 1994, the Company acquired all of the outstanding common stock and convertible preferred stock and assumed the outstanding stock options of ProTools, Inc. ("ProTools") in exchange for 4,000,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the financial statements for prior periods have been restated to include the results of ProTools. Total charges associated with the merger were approximately $4,903,000. These costs were charged against income of the combined Company in the fourth quarter ended March 31, 1994.

REVENUES. The Company recognizes product revenues upon shipment of systems or software. Revenues on rental units under operating leases and service agreements are recognized ratably over the term of the rental or service period. Revenues for training courses are recognized once the course has been completed by the customer. Payments received in advance under such contracts are recorded as deferred revenues. Royalty income is recognized based on the number of copies of software sold to the licensees of software products.

     Export revenues as a percentage of revenues were as follows:

                                 1996          1995           1994
                                 ---------------------------------
Europe                            9%            12%            12%
Asia/Americas                    15%            10%            10%
                                 ---------------------------------
Total Export Revenues            24%            22%            22%
                                 ---------------------------------
                                 ---------------------------------

STATEMENTS OF CASH FLOWS. For purposes of the consolidated statements of cash flows, the Company considers certificates of deposits, commercial paper and money market funds with an original maturity date of three months or less to be cash equivalents.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of fiscal year 1995, and the effect on its financial statements was not significant. In accordance with SFAS No. 115, the Company has classified all marketable debt securities, which consist of municipal notes and U.S. Treasury notes with maturities of less than one year, and long-term debt investments as "Held-to-Maturity." All of these investments are carried at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

     At March 31, the amortized cost basis, aggregate fair value and gross unrealized holding gains/(losses) by security type were as follows:



                                                             Amortized        Aggregate       Unrealized
                                                                  Cost       Fair Value  Gains/(Losses)
                                                              ------------------------------------------
1996:                                                                    (In thousands)
DEBT SECURITIES ISSUED BY THE U.S. TREASURY AND
  OTHER U.S. GOVERNMENT AGENCIES                              $ 41,071         $ 41,053           $ (18)
DEBT SECURITIES ISSUED BY STATES OF THE UNITED STATES
  AND POLITICAL SUBDIVISIONS OF THE STATES                      77,485           77,962              477
                                                              ------------------------------------------
                                                              $118,556         $119,015            $ 459
                                                              ------------------------------------------
                                                              ------------------------------------------

1995:
Debt securities issued by the U.S. Treasury and
  other U.S. government agencies                              $ 23,146         $ 23,146            $  --
Debt securities issued by states of the United States
  and political subdivisions of the states                     103,228          102,414            (814)
                                                              ------------------------------------------
                                                              $126,374         $125,560           $(814)
                                                              ------------------------------------------
                                                              ------------------------------------------


INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. As of March 31, inventories consist of:


                                                        1996           1995
                                                      ---------------------
                                                           (In thousands)

Purchased parts                                       $2,650         $1,496
Finished goods                                         2,213          2,730

                                                      ---------------------
                                                      $4,863         $4,226
                                                      ---------------------
                                                      ---------------------

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation is computed by the straight-line method for financial reporting purposes. Estimated useful lives range from two to five years for demonstration, rental, office and developmental equipment. Leasehold improvements are amortized over the corresponding lease term.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal year 1997 and does not believe the effect of adoption will be significant.

SOFTWARE DEVELOPMENT COSTS. The Company anticipates capitalizing eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs which were eligible for capitalization were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of income.

EARNINGS PER SHARE. Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

     The Board of Directors authorized a 2-for-1 stock split in the form of a stock dividend of the Company's $0.01 par value common stock which was effective May 1996. All references in the accompanying financial statements to the number of common shares and per share amounts for all periods presented have been restated to reflect the stock split.

PRESENTATION. Certain prior year financial statement balances have been reclassified to conform to the 1996 presentations.

3. CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of revenues in fiscal years 1996, 1995 or 1994.

4. ACCRUED LIABILITIES
As of March 31, accrued liabilities consist of the following:

                                                   1996           1995
                                                ----------------------
                                                    (In thousands)
 Accrued compensation and related taxes         $ 5,583         $4,378
Accrued acquisition and merger costs                293            353
Accrued commissions                               1,126            912
Accrued income taxes                              1,157          1,812
Accrued sales and use taxes                         331             47
Other accrued expenses                            6,259          2,315
                                                ----------------------
                                                $14,749         $9,817
                                                ----------------------
                                                ----------------------

5. COMMITMENTS
The Company leases its facilities and certain equipment under noncancelable operating lease agreements. As of March 31, 1996, the minimum future lease payments under these leases are as follows:

Fiscal Year                                                     (In thousands)
1997                                                                   $4,040
1998                                                                    2,510
1999                                                                    1,670
2000                                                                    1,493
2001                                                                       11
                                                                       ------
                                                                       $9,724
                                                                       ------
                                                                       ------

Total rent expense was approximately $4,785,000, $4,115,000, and $3,854,000 in fiscal years 1996, 1995 and 1994, respectively.

6. EMPLOYEE SAVINGS PLAN
In September 1988, the Board of Directors approved an employee savings plan (the "Plan") which is intended to be qualified and exempt from tax under section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to contribute up to 15% of their gross compensation. The Company contributes to the Plan in amounts determined at the discretion of the Board of Directors. All contributions by the Company are funded currently and vest ratably over three years. All employee contributions are fully vested. Annual amounts provided by the Company under the plan to date have not been material.

7. COMMON STOCK
SHARE REPURCHASE PROGRAM. In July 1993, the Company's Board of Directors authorized the Company to repurchase up to 2,000,000 shares of its common stock on the open market to satisfy commitments under its stock option and stock purchase plans. In fiscal year 1996, up to an additional 2,000,000 shares of the Company's common stock were authorized for repurchase for the same purpose. As of March 31, 1996, the Company has repurchased 2,490,000 shares at an aggregate cost of approximately $39,625,000.

EMPLOYEE STOCK OPTION PLAN. Under the Company's 1989 Employee Stock Option Plan, key employees and consultants may be granted either incentive or non-qualified options to purchase common stock at the discretion of the Board of Directors. The Company currently has authorized a total of 14,000,000 shares for issuance under this plan. The exercise price of the stock options may not be less than the fair market value of the common stock on the date of the grant for incentive options or less than 85% of the fair market value of the common stock on the date of the grant for non-qualified options. Employees can receive an initial option grant upon joining the Company and employees may be granted subsequent options based upon performance. Prior to July 19, 1993, initial option grants vested ratably each year over a three-year period from the grant date, while subsequent option grants generally vested in a lump sum amount three years after the date on which each subsequent option was granted. In fiscal year 1994, the vesting schedules were amended for any options granted on or after July 19, 1993. Generally, initial option grants vest 25% at the end of the first year and then ratably each month for an additional three years, while subsequent option grants vest ratably each month beginning one month after the grant date for four years. Options issued prior to July 19, 1993 not submitted for repricing in fiscal year 1994 continue to vest according to their original schedule.

     Option activity under the 1989 Employee Stock Option Plan is summarized as follows:
                                    Available
                                    for Grant     Outstanding  Price Per Share
                                  ---------------------------------------------

Balance as of March 31, 1993          368,156       5,632,228    $ 2.00 -$ 9.50
Authorization increase              2,000,000              --                --
Granted                           (4,097,694)       4,097,694     $ 4.31-$ 9.94
Cancelled                           2,144,538     (2,144,538)     $ 2.19-$ 9.50
Exercised                                  --     (1,097,690)     $ 2.00-$ 7.75
                                  ---------------------------------------------

Balance as of March 31, 1994          415,000       6,487,694     $ 2.19-$ 9.94

Authorization increase              5,000,000              --                --
Granted                           (3,355,076)       3,355,076     $ 7.12-$14.22
Cancelled                           1,578,526     (1,578,526)     $ 3.75-$10.25
Exercised                                  --     (1,879,584)     $ 2.19-$10.25
                                  ---------------------------------------------

Balance as of March 31, 1995        3,638,450       6,384,660     $ 2.19-$14.22

Granted                           (3,199,670)       3,199,670     $11.53-$20.00
Cancelled                           1,063,938     (1,063,938)     $ 2.19-$19.50
Exercised                                  --     (1,357,884)     $ 2.19-$16.31
                                  ---------------------------------------------

Balance as of March 31, 1996        1,502,718       7,162,508     $ 2.19-$20.00
                                  ---------------------------------------------
                                  ---------------------------------------------

Of the outstanding options, 1,353,814 were exercisable as of March 31, 1996.

     During fiscal year 1994, the Company cancelled 1,384,464 options at $4.87 to $9.50 per share and reissued the same number of options at the then current fair market value of $4.56 per share with vesting restarting on the new grant date. In addition, some of the option grants submitted for repricing in fiscal year 1994 had their vesting schedules amended. Non-officer employees who submitted their initial option grant for repricing had no changes made to the original vesting schedule. Non-officer employees who submitted their subsequent option grants for repricing had their vesting schedules changed so they now vest in a lump sum at the end of four years, where they had previously vested in a lump sum at the end of three years. Officers who submitted initial option grants for repricing had their vesting schedule changed so they now vest ratably each year over a four-year period, where they previously vested ratably each year over a three-year period. Officers who submitted subsequent option grants for repricing had their vesting schedules changed so they now vest in a lump sum at the end of four years, where they previously had vested in a lump sum at the end of three years.

OUTSIDE DIRECTORS STOCK OPTION PLAN. In April 1989, the Company established the 1989 Outside Directors Stock Option Plan, whereby outside directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 920,000. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each outside director is granted an initial option grant of 40,000 shares upon election to the Board and an option grant of 10,000 shares each subsequent year. Prior to July 19, 1993, initial option grants vested ratably each year over a three-year period from the grant date, while subsequent option grants generally vested in a lump sum amount three years after the date on which each subsequent option was granted. In fiscal year 1994, the vesting schedules were amended for any options granted on or after July 19, 1993. Generally, initial option grants now vest 25% at the end of the first year and then ratably each month for an additional three years, while subsequent option grants now vest ratably each month between the third and fourth year after the grant date. Directors were excluded from participating in both the fiscal year 1994 and the fiscal year 1993 option repricing. As of March 31, 1996, 80,000 options are available for future grants and 420,000 options are outstanding, of which 179,166 shares were exercisable at an average price of $6.89 per share. Options issued prior to July 19, 1993 continue to vest either ratably over a three-year period or in a lump sum amount at the end of three years.

EMPLOYEE STOCK PURCHASE PLAN. The Company has authorized 1,400,000 shares of common stock for issuance under the 1989 Employee Stock Purchase Plan. Employees may elect to withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of a six-month offering period, whichever is lower. The Company issued 176,584 shares at an average price of $12.21 per share in 1996, 239,778 shares at an average price of $6.82 per share in 1995 and 256,350 shares at an average price of $4.80 per share in 1994.

COMMON STOCK AWARD PLAN. In June 1989, the Board of Directors approved the 1989 Common Stock Award Plan and reserved 240,000 shares for issuance thereunder. Under this plan, awards are made to independent sales representatives and consultants based upon individual sales performance criteria. The shares are issued at fair market value and the related value of the shares are charged to sales and marketing expense over the vesting period. The shares generally vest over three years and the Company can reacquire any unvested shares upon termination of the individual's relationship with the Company. No shares of common stock were awarded under this plan in fiscal years 1996, 1995 or 1994. As of March 31, 1996, the number of shares that have been awarded under this plan is 58,936, all of which are fully vested.

PROTOOLS, INC. STOCK OPTION PLAN. In connection with the acquisition of ProTools in January 1994, the Company assumed the outstanding stock options of ProTools. At the time of the merger, 545,660 equivalent ProTools incentive stock options were outstanding. As of March 31, 1996, 8,042 incentive stock options remain outstanding, all of which are fully vested and exercisable at $0.33 per share. The Company does not intend to grant any additional incentive stock options under this plan.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE.
As of March 31, 1996:

1989 Employee Stock Option Plan                                      8,665,226
1989 Outside Directors Stock Option Plan                               500,000
1989 Employee Stock Purchase Plan                                      345,716
1989 Common Stock Award Plan                                           181,064
1990 ProTools, Inc. Stock Option Plan                                    8,042
                                                                     ---------
                                                                     9,700,048
                                                                     ---------
                                                                     ---------

8. INCOME TAXES
Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

     Pre-tax income from continuing operations for the years ended March 31 was taxed in the following jurisdictions:

                                    1996                1995               1994
                                 ----------------------------------------------
                                                  (In thousands)
Domestic                         $42,119             $36,535            $17,038
Foreign                              405                 561                215
                                 ----------------------------------------------
                                 $42,524             $37,096            $17,253
                                 ----------------------------------------------
                                 ----------------------------------------------

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                  1996                1995                1994
                                 ----------------------------------------------
                                                   (In thousands)

Federal
  Current payable                $13,990             $11,311            $ 6,868
  Deferred tax asset             (1,399)               (605)            (2,270)
  Non-current deferred             (503)             (1,673)              (554)
                                 ----------------------------------------------
  Total federal                   12,088               9,033              4,044

State
  Current payable                  2,730               2,876              2,092
  Non-current deferred             (189)               (489)              (328)
                                 ----------------------------------------------
  Total state                      2,541               2,387              1,764

Foreign                              470                 265                169
                                 ----------------------------------------------
Total Provision                  $15,099             $11,685            $ 5,977
                                 ----------------------------------------------
                                 ----------------------------------------------
Deferred tax assets are comprised of the following at March 31:


                                                                       1996           1995
                                                                   -----------------------
                                                                        (In thousands)
Deferred revenue currently recognized for tax purposes             $  1,058       $  1,163
Reserves and accruals not currently deductible for tax purposes       4,183          3,532
State taxes, not currently deductible for federal tax purposes          307            310
Depreciation                                                          2,763          2,702
Operating loss carryover of ProTools and AIM                          2,472          2,042
                                                                   -----------------------
Total deferred tax asset                                             10,783          9,749
Valuation allowance                                                 (2,472)        (2,042)
                                                                   -----------------------
Net deferred tax asset                                             $  8,311       $  7,707
                                                                   -----------------------
                                                                   -----------------------



     The valuation allowance consists of the operating losses of ProTools, a wholly owned subsidiary acquired in January 1994, in a transaction accounted for as a pooling of interests and AIM, a wholly owned subsidiary acquired in September 1995, in a transaction accounted for as a purchase. The operating losses are subject to certain annual limitations as a result of the acquisitions and may expire before the Company can utilize them. The Company believes sufficient uncertainty exists regarding the realizability of these losses on a separate entity basis, and accordingly, a valuation allowance has been established.

     Realization of the remaining net deferred tax asset of $8.3 million as of March 31, 1996 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                     1996      1995      1994
                                                    -------------------------
Tax at U.S. statutory rates                          35.0%     35.0%     35.0%
State income taxes, net of federal tax benefit        5.2       5.1       5.7
Permanent differences                               (10.4)     (8.6)    (10.6)
Reduction due to tax law changes                     --        --        (3.8)
Operating losses of ProTools and AIM not realized    --        --         4.5
Merger, acquisition and other costs                   5.7      --         3.8
                                                    -------------------------
                                                     35.5%     31.5%     34.6%
                                                    -------------------------
                                                    -------------------------

9. RELATED PARTY TRANSACTION
In connection with the acquisition of ProTools, Network General assumed certain royalty obligations to a company whose principal stockholder was also an officer of Network General. The royalty obligation called for royalty payments through December 31, 1999 or until $920,000 in aggregate royalties had been paid. In fiscal 1995, Network General negotiated a lump sum payment of approximately $572,000 to this company in full settlement of all royalties owed under this agreement. The prepaid royalty was being expensed as a cost of goods sold as related revenues were recognized and was fully expensed as of March 31, 1996.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Network General Corporation:

     We have audited the accompanying consolidated balance sheets of Network General Corporation (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network General Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

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

San Jose, California
April 19, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

PART III

     Certain information required by Part III is omitted from this report. The Company will file its definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated by reference in this report, as indicated below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company will be set forth under the caption "Information about Network General - Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 9, 1996. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant."

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

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes all filing requirements applicable to the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock were complied with, except as set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 9, 1996. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation will be set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 9, 1996. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of equity securities of the Company by certain beneficial owners and management will be set forth under the caption "Information about Network General - Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 9, 1996. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information relating to certain relationships and related transactions will be set forth under the caption "Information about Network General Management - Certain Transactions with Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 9, 1996. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                  Page Number(s)
                                                                  --------------

     (a)(1)    FINANCIAL STATEMENTS:
               Consolidated Balance Sheets:
                    March 31, 1996 and 1995                             23
               Consolidated Statements of Income:
                    Years ended March 31, 1996, 1995 and 1994           24
               Consolidated Statements of Stockholders' Equity
                    Years ended March 31, 1996, 1995 and 1994           25
               Consolidated Statements of Cash Flows
                    Years ended March 31, 1996, 1995 and 1994           26
               Notes to Consolidated Financial Statements               27 - 34
               Report of Independent Public Accountants                 35

     (a)(2) FINANCIAL STATEMENT SCHEDULES: Information required in financial statement schedules has been included in the accompanying financial statements or is in amounts not sufficient to require submission of schedules, except as follows:

     Schedule                                                     Page Number(s)
     --------                                                     --------------
     II        Valuation and Qualifying Accounts                              38

     (a)(3)    EXHIBITS:
               See Index to Exhibits on Pages 40 through 42 herein.

     (b)       REPORTS ON FORM 8-K:
               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

NETWORK GENERAL CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                    Balance at     Charged to       Charged
                                                     Beginning      Costs and       Against                    Balance at
Description                                          of Period      Expenses       Revenues   Deductions(1)   End of Period
- - -----------                                         ----------     ----------      --------   -------------   -------------
                                                                                (In thousands)

ACCOUNTS RECEIVABLE ALLOWANCES:

Fiscal year ended -

March 31, 1994                                        $  622           $341         $  249       ($  496)         $  716
                                                      ------------------------------------------------------------------
                                                      ------------------------------------------------------------------

March 31, 1995                                        $  716           $631         $  892       ($  747)         $1,492
                                                      ------------------------------------------------------------------
                                                      ------------------------------------------------------------------

MARCH 31, 1996                                        $1,492           $558         $1,710       ($1,315)         $2,445
                                                      ------------------------------------------------------------------
                                                      ------------------------------------------------------------------

(1) Deductions represent charges against the allowances for the purposes for which the allowances were established, as well as changes in estimates of the required allowances.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Network General Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1996.

NETWORK GENERAL CORPORATION

by   /s/Leslie G. Denend
     ------------------
     Leslie G. Denend, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


NAME/TITLE                                                             DATE
- - ----------                                                             ----

CHIEF EXECUTIVE OFFICER

by    /s/Leslie G. Denend
      ------------------
Leslie G. Denend                                                 June 26, 1996

CHIEF FINANCIAL OFFICER

by    /s/James T. Richardson
      ---------------------
James T. Richardson                                              June 26, 1996

CHIEF ACCOUNTING OFFICER

by    /s/Bernard J. Whitney
      --------------------
Bernard J. Whitney                                               June 26, 1996

DIRECTORS

by    /s/Harry J. Saal
      ---------------
Harry J. Saal                                                    June 26, 1996

by    /s/Charles J. Abbe
      -----------------
Charles J. Abbe                                                  June 26, 1996

by    /s/Douglas C. Chance
      -------------------
Douglas C. Chance                                                June 26, 1996

by    /s/Leslie G. Denend
      ------------------
Leslie G. Denend                                                 June 26, 1996

by    /s/Howard Frank
      --------------
Howard Frank                                                     June 26, 1996

by    /s/Gregory M. Gallo
      ------------------
Gregory M. Gallo                                                 June 26, 1996

by    /s/Laurence R. Hootnick
      ----------------------
Laurence R. Hootnick                                             June 26, 1996

by    /s/Janet L. Hyland
      -----------------
Janet L. Hyland                                                  June 26, 1996

                                INDEX TO EXHIBITS

                                                                SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER      EXHIBIT TITLE                                       PAGE
- - -------     -------------                                       ------------

3.1 Third restated certificate of Incorporation of Network General Corporation, a Delaware
            Corporation.

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

10.6 Description of the Company's Cash Bonus Plan, which is incorporated by reference to Exhibit 10.6 of the Form S-1.

10.7        Form of Director and Officer Indemnification
            Agreement, which is incorporated by reference to
            Exhibit 10.7 of the Form S-1.

                                                                SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER      EXHIBIT TITLE                                       PAGE
- - -------     -------------                                       ------------


10.8        Amended and Restated 1989 Outside Directors Stock
            Option Plan, which is incorporated by reference to
            Exhibit 10.12 of the 1992 Form 10-K.

10.9 Form of Stock Purchase Agreement used in conjunction with the 1989 Outside Directors Stock Option Plan, which is incorporated by reference to
            Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1989.

10.10 OEM Agreement dated August 3, 1991 between the Company and NCR Corporation which is incorporated by reference to Exhibit 10.18 of the Company's Registration Statement No. 33-45580 on Form S-3 which became effective on April 6, 1992.

10.12 Agreement dated April 8, 1994 between the Company and PNJ Engineering providing for a lump sum settlement of a royalty obligation between the Company and PNJ engineering, which is incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K.

10.13 Employment agreement dated April 6, 1994 between the Company and Leslie Denend which is incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("June 1994 Form 10-Q").

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

10.18 Fourth Amendment to Lease dated May 31, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit
            10.27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 31, 1995 ("June 1995 Form 10-Q").

                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER      EXHIBIT TITLE                                           PAGE
- - -------     -------------                                       ------------


10.19 Fifth Amendment to Lease dated June 13, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit
            10.28 of the June 1995 Form 10-Q.

10.20 Network General Corporation 1989 Stock Option Plan, as amended June 20, 1994, and related documentation which is incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 ("September 1995 Form 10-Q").

10.21 Network General Corporation 1989 Employee Stock Option Plan, as amended June 20, 1994, and related documentation which is incorporated by reference to Exhibit 10.22 of the September 1995 Form 10-Q.

10.22       Employment Agreement dated August 19, 1995 between
            the Company and Michael Kremer.                        43

21.1        Subsidiaries of Network General Corporation.           52

23.1        Consent of Independent Public Accountants.             53

27.0        Financial Data Schedule.                               54