Form 10-Q
period 1996-06-30
NETWORK GENERAL CORPORATION
filed 1996-08-12
CIK 844643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended...June 30, 1996
                                                -------------

                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________to_____________


               Commission file number   0-17431


                           NETWORK GENERAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          77-0115204
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4200 Bohannon Drive, Menlo Park, California                              94025
- -------------------------------------------------------------------------------
(address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)   (415) 473-2000
                                                       --------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X       No
                                             -----         -----


As of July 1, 1996, there were outstanding 43,680,413 shares of the Registrant's Common Stock (par value $0.01 per share).


This report, including exhibits, consists of 120 pages. The exhibit index begins on page twelve.

                                    FORM 10-Q


                                      INDEX


                                                                         PAGE
                                                                         ----

          Cover Page                                                       1

          Index                                                            2

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1996 and March 31, 1996                                 3

          Condensed Consolidated Statements of Income - three months
          ended June 30, 1996 and 1995                                     4

          Condensed Consolidated Statements of Cash Flows -
          three months ended June 30, 1996 and 1995                        5

          Notes to Condensed Consolidated Financial Statements -
          June 30, 1996                                                  6 - 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8 - 11

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                               12
Item 6.   Exhibits and Reports on Form 8-K                              12 - 14

Signatures                                                                14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                             June 30, 1996     March 31, 1996
                                                              -------------     --------------
                                                               (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                      $55,953        $34,180
     Marketable securities                                           72,975         81,417
     Accounts receivable, net                                        37,905         34,043
     Inventories                                                      5,146          4,863
     Prepaid expenses and deferred tax assets                        12,818         11,303
                                                                 ----------     ----------
               Total current assets                                 184,797        165,806

     Property and Equipment, at cost:
     Demonstration and rental equipment                              10,714          9,968
     Office and development equipment                                28,823         27,443
     Leasehold improvements                                           2,902          2,771
                                                                 ----------     ----------
                                                                     42,439         40,182
     Less accumulated depreciation and amortization                 (25,336)       (23,006)
                                                                 ----------     ----------
     Net property and equipment                                      17,103         17,176

Long-term Investments                                                24,763         37,139

Other Assets                                                          4,353          3,209
                                                                 ----------     ----------
                                                                   $231,016       $223,330
                                                                 ----------     ----------
                                                                 ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $4,854         $4,300
     Accrued liabilities                                             17,998         14,749
     Deferred revenue                                                22,338         20,916
                                                                 ----------     ----------
     Total current liabilities                                       45,190         39,965

     Long-term Deferred Revenue and Taxes                             3,346          3,248

 Stockholders' Equity:
     Common stock - - $.01 par value
        Authorized - -   50,000,000 shares
        Issued - - 46,570,413 shares at June 30, 1996 and
                   46,068,302 shares at March 31, 1996                  466            461
     Additional paid-in-capital                                     131,285        127,482
     Retained earnings                                              100,484         91,799
     Less treasury stock, at cost - - 2,890,000 shares at
          June 30, 1996
          2,490,000 shares at March 31, 1996                       (49,755)       (39,625)
                                                                 ----------     ----------
     Total stockholders' equity                                     182,480        180,117
                                                                 ----------     ----------
                                                                   $231,016       $223,330
                                                                 ----------     ----------
                                                                 ----------     ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)                      Three Months Ended
                                                                 June 30,
                                                            1996          1995
                                                         --------     --------
                                                                (Unaudited)
Revenues:
    Products                                              $40,639      $31,830
    Services                                               11,041        7,910
                                                         --------     --------
Total Revenues                                             51,680       39,740

Cost of Revenues:
    Products                                                9,661        6,904
    Services                                                3,312        2,217
                                                         --------     --------
Total Cost of Revenues                                     12,973        9,121
                                                         --------     --------
        Gross profit                                       38,707       30,619

Operating Expenses:
        Sales and marketing                                17,022       13,596
        Research and development                            7,176        5,791
        General and administrative                          3,704        2,631
                                                         --------     --------
Total Operating Expenses                                   27,902       22,018

         Income from operations                            10,805        8,601

Interest Income, net                                        1,691        1,746
                                                         --------     --------

         Income before provision for income taxes          12,496       10,347

Provision for Income Taxes                                  3,811        3,156
                                                         --------     --------

          Net income                                       $8,685       $7,191
                                                         --------     --------
                                                         --------     --------

Earnings Per Share                                           $.19         $.16
                                                         --------     --------
                                                         --------     --------
Weighted Average Common and Common
  Equivalent Shares Outstanding                            46,145       45,414
                                                         --------     --------
                                                         --------     --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                               For the Three Months Ended
                                                                                      June 30,
                                                                               1996               1995
                                                                             ----------         ----------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $8,685             $7,191
     Adjustments to reconcile net income to net cash provided by operating activities :
     Depreciation and amortization                                              2,219              1,754
     Deferred taxes, net                                                         (692)             1,839
     Net change in certain assets and liabilities                                (790)              1,813
                                                                             ----------         ----------
        Net cash provided by operating activities                               9,422             12,597

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of held-to-maturity investments                                (33,816)            (38,105)
     Purchases of available-for-sale investments                               (8,900)                  -
     Proceeds from maturities of held-to-maturity investments                  50,046              26,058
     Proceeds from sales/maturities of available-for-sale investments          13,600                   -
     Net additions to property and equipment                                   (2,257)             (3,463)
                                                                             ----------         ----------
        Net cash provided by (used in) investing activities                    18,673             (15,510)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net of issuance costs              3,808                931
     Repurchase of common stock                                               (10,130)             (6,122)
                                                                             ----------         ----------
        Net cash used in financing activities                                  (6,322)             (5,191)

Net increase (decrease) in cash and cash equivalents                           21,773              (8,104)

Cash and cash equivalents at beginning of period                               34,180             18,950
                                                                             ----------         ----------

Cash and cash equivalents at end of period                                    $55,953            $10,846
                                                                             ----------         ----------
                                                                             ----------         ----------
Supplemental Disclosures
     Cash paid during the period for:
        Income taxes                                                            $1,982               $148

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Network General Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended March 31, 1996 included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

Certain prior year interim balances have been reclassified to conform to the fiscal 1997 presentation.

B. CASH AND CASH EQUIVALENTS, MARKETABLE DEBT SECURITIES, AND LONG-TERM INVESTMENTS
For purposes of the condensed consolidated statements of cash flows, the Company considers certificates of deposits, commercial paper, money market funds, and other similar financial instruments with an original maturity date of three months or less to be cash equivalents.

SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE:   Management determines the
appropriate classification of debt securities at the time of purchase and
reevaluates such designation as of each balance sheet date.   Debt securities
are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Marketable debt securities not classified as held-to-maturity are classified as available-for-sale. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, if significant.

As of June 30, 1996, the following is a summary of held-to-maturity and available-for-sale securities:

                                  HELD-TO-MATURITY SECURITIES

(In thousands)                                                    Amortized      Aggregate      Unrealized
                                                                       Cost     Fair Value          Gains
                                                                  ---------      ---------      ---------
Debt securities issued by the U.S. Treasury and
   other U.S. government agencies                                   $30,347        $30,398            $51
Debt securities issued by states of the United States
   and political subdivisions of the state                           40,159         40,206             47
                                                                   --------       --------       --------
                                                                    $70,506        $70,604            $98
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                                AVAILABLE-FOR-SALE SECURITIES

(In thousands)                                                    Amortized      Aggregate     Unrealized
                                                                       Cost     Fair Value          Gains
                                                                  ---------      ---------      ---------
Debt securities issued by the U.S. Treasury and
   other U.S. government agencies                                    $1,000         $1,003             $3
Debt securities issued by states of the United States
   and political subdivisions of the state                           26,232         26,524            292
                                                                   --------       --------       --------
                                                                    $27,232        $27,527           $295
                                                                   --------       --------       --------
                                                                   --------       --------       --------

C.  INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. Inventories consist of:


(In thousands)                                 June 30, 1996     March 31, 1996
                                               -------------     --------------

Purchased parts                                    $3,627            $2,650
Finished goods                                      1,519             2,213
                                                   ------            ------
                                                   $5,146            $4,863
                                                   ------            ------
                                                   ------            ------


D.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal year 1997 and there was no impact on the Company's financial statements.


E.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on pages 10 and 11 and the Company's reports on Forms 10-K and 10-Q on file with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
Revenues for the quarter ended June 30, 1996 were $51,680,000, an increase of 30% over revenues of $39,740,000 for the quarter ended June 30, 1995. Domestic revenues increased 22% to $38,900,000 for the quarter ended June 30, 1996
compared to $31,769,000 for quarter ended June 30, 1995.   International
revenues increased 60% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, growing from $7,971,000 to $12,780,000. Pacific Rim and Latin America revenues increased 65% quarter over quarter while European revenues grew 53%. International revenues increased to 25% of total revenues for the quarter ended June 30, 1996, compared to 20% for the quarter ended
June 30, 1995.

The following table presents the Company's revenues for each of its product lines in absolute dollars and as a percentage of revenues for each of the periods shown below:

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                     (dollars in thousands)
SOURCES OF REVENUES                                  1996              1995
                                                  -------           -------
Tool Products (1)                                 $27,036           $20,424
System Products (2)                                13,603            11,406
                                                  -------           -------
     Subtotal Products Revenues                    40,639            31,830
Services (3)                                       11,041             7,910
                                                  -------           -------
Total Revenues                                    $51,680           $39,740
                                                  -------           -------
                                                  -------           -------

PERCENTAGES OF REVENUES                              1996              1995
                                                  -------           -------
Tool Products                                          52%               51%
System Products                                        27%               29%
                                                  -------           -------
     Subtotal Products Revenues                        79%               80%
Services                                               21%               20%
                                                  -------           -------
Total Revenues                                        100%              100%
                                                  -------           -------
                                                  -------           -------

(1) Tool products include revenues from the Sniffer-Registered Trademark-Network Analyzer products, the Progressive Computing, Inc. ("PCI") line of Wide Area Network (WAN) analysis products, product rentals and royalties from license agreements.

(2) System products consist of revenues from the Distributed Sniffer System analysis products, performance measurement analysis products, the Distributed Sniffer System-Registered Trademark- monitoring products and the Sharpshooter monitoring products.

(3) Services revenues include first-year warranty revenues as defined by Statement of Position ("SOP") 91-1 and revenues from software support and maintenance contracts, training and consulting services.

The Company's tool products revenues increased 32% to $27,036,000 for the quarter ended June 30, 1996 compared to $20,424,000 for the quarter ended June 30, 1995. Sniffer Network Analyzer products accounted for substantially all of the Company's tool products revenues in both periods. Tool products revenues represented approximately 52% of Network General's revenues for the first fiscal quarter ended June 30, 1996, compared to 51% for the same period in fiscal 1995.

Revenues for the quarter ended June 30, 1996 included $13,603,000 in system products revenues, a 19% increase compared to $11,406,000 of system products revenues for the same period in fiscal 1996. The Distributed Sniffer System
(DSS) analysis products accounted for the majority of the Company's system products revenues in both periods. System products revenues represented approximately 27% of Network General's revenues for the quarter ended June 30, 1996, a slight decrease from 29% for the quarter ended June 30, 1995, due to faster growth in tools and services revenues.

Services revenues include revenues from software support and maintenance contracts, training, and consulting services, as well as those revenues from the first year warranty period of customer support which have been deferred in accordance with SOP 91-1, "Software Revenue Recognition". For the first fiscal quarter ended June 30, 1996, services revenues increased 40% to $11,041,000, from $7,910,000 for the same quarter in fiscal 1996. The increase in services revenues resulted from increases in all categories of services revenues. As a percentage of total revenues, services revenues represented approximately 21% of Network General's revenues for the first fiscal quarter ended June 30, 1996, an increase from 20% for the same period ended June 30, 1995.

Cost of revenues consists of manufacturing costs, cost of services, royalties, and warranty expenses. Gross profit as a percentage of revenues decreased to 75% for the quarter ended June 30, 1996 from 77% for the quarter ended
June 30, 1995, primarily resulting from the impact of promotional pricing activities for an older product platform. Gross profit and gross profit percent may vary as a result of a number of factors, including the mix between tool products (which include sales of third party platforms which have lower margins than the Company's own products), system products and services, and the mix of international and domestic sales.

Sales and marketing expenses were $17,022,000 in the first quarter of fiscal 1997, an increase of 25% compared to $13,596,000 in the first quarter of fiscal 1996. The increase was primarily due to increased staffing, commission expense and promotional activity required to support increased sales volumes. As a percentage of revenues, sales and marketing expenses decreased to 33% from 34% for the quarters ended June 30, 1996 and 1995, respectively, due to increased productivity and increased use of alternative distribution channels to sell the Company's products and services.

Research and development expenses were $7,176,000 in the first quarter of fiscal 1997, compared to $5,791,000 in the first quarter of fiscal 1996. As a percentage of revenues, research and development expenses were 14% for the quarter ended June 30, 1996 compared to 15% for the quarter ended June 30, 1995. The increase in spending was a result of increased staffing and equipment expense to support accelerated development efforts for high speed network technology. The Company believes continued commitment to research and development is required to remain competitive.

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

General and administrative expenses were $3,704,000 for the quarter ended June 30, 1996 and $2,631,000 for the quarter ended June 30, 1995. Increased spending for general and administrative expenses was primarily the result of increased staffing to support operations. General and administrative expenses as a percentage of revenues were 7% for both quarters ended June 30, 1996 and 1995.

Earnings per share for the quarter ended June 30, 1996 increased to $0.19 compared to $0.16 per share earned in the quarter ended June 30, 1995. The increase was due to increased revenues and gross margin dollars, as well as lower operating expenses as a percentage of revenues. The number of weighted average common stock equivalents increased from 45,414,000 in the first quarter of fiscal 1996 to 46,145,000 in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $9,422,000 for the three months ended June 30, 1996 and $12,597,000 for the three months ended June 30, 1995. The primary source of these funds was net income in fiscal 1997 and 1996, as well as net changes in deferred taxes and certain assets and liabilities in fiscal 1996.

Net cash provided by investing activities was $18,673,000 for the three months ended June 30, 1996, compared to net cash used in investing activities of $15,510,000 for the three months ended June 30, 1995. Net cash from investing activities in the first three months of fiscal 1997 reflects proceeds from sales/maturities of held-to-maturity and available-for-sale investments reinvested in cash and cash equivalents, net of additions to property and equipment and purchases of held-to-maturity and available-for-sale investments.

The Company used net cash of $6,322,000 in the three month period ended June 30, 1996 relating to financing activities. Repurchases of common stock totaling $10,130,000 were offset by $3,808,000 from proceeds from the issuance of common stock. Net cash used in financing activities for the quarter ended June 30, 1995 was comprised of stock repurchases totaling $6,122,000, offset by proceeds from stock issuances totaling $931,000.

As of June 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents, marketable securities and long-term investments totaling $153,691,000, including $24,763,000 of long-term investments. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

BUSINESS RISKS

The Company's future operating results may be adversely affected by certain factors and trends of its market which are beyond its control. The market for Network General's products is characterized by rapidly changing technology and evolving industry standards. Included in such technology changes is the development of switching technologies for the transmission of data along local area and wide area networks, such as asynchronous transfer mode ("ATM") and switched-Ethernet. Network General believes its future success will depend, in part, on its ability to continue to develop, introduce and sell new products. The Company is committed to continuing investments in research and development; however, there is no assurance these efforts will result in the development of products for the appropriate platforms or operating systems, or the timely release or market acceptance of new products.

The Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. New and competitive entrants into the field of network fault and performance management may come from such diverse entities as established network hardware companies which have embedded systems in their network hardware and smaller companies which market their software products as having "network management" functionality. There can be no assurance Network General will be able to compete successfully in the future with existing or future competitors. New entrants, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company. Increased competition may also lead to downward pricing pressure on the Company's products.

In addition, the Company's expansion of its indirect channels of distribution may lead to channel conflict and downward pricing pressure.

The Company is in the final stages of a revised distribution strategy in Europe which includes a combination of third party distributors and direct sales and, as a result, there may be fluctuating results in European sales efforts until the strategy is fully implemented.

Network General does not carry a significant level of backlog. The majority of the Company's revenues in each quarter are a result of shippable orders booked in that quarter. Orders in the most recent quarter were received by the Company later in the fiscal quarter than they have been in prior quarters. It is anticipated this trend will continue into the near future. To the extent orders are received late in the fiscal quarter, there is more risk the Company may not attain quarterly revenue targets. Since the Company's expense levels are based on expectations of future revenues, failure of the Company to achieve quarterly revenue targets would, therefore, have an adverse effect on the Company's operating results.

Network General products may be considered by certain customers to be capital purchases. An adverse change in general economic conditions could cause certain of the Company's customers to reduce their capital spending, which may adversely affect the Company's operating results.

In September 1995, the Company acquired the remaining 90% of voting interest of AIM. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. There can be no assurance Network General will be successful in developing products based on AIM's engineering expertise and technology, that Network General will be successful in integrating its own distribution channels with those of AIM, that Network General will be successful in penetrating AIM's customer base, that Network General will be successful in selling AIM's products to its own customer base, that the combined companies will retain their key personnel or that Network General will realize any of the benefits anticipated at the time of the merger.

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

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:
     From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe any such proceedings presently pending will have a material adverse affect on the Company's financial position or its results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         1) Exhibits

Exhibit
Number         Exhibit Title
- --------       -------------

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

10.8 1989 Outside Directors Stock Option Plan and related documentation, as amended August 9, 1996.

10.9 OEM Agreement dated August 3, 1991 between the Company and NCR Corporation which is incorporated by reference to Exhibit 10.18 of the Company's Registration Statement No. 33-45580 on Form S-3 which became effective on April 6, 1992.

10.10 Agreement dated April 8, 1994 between the Company and PNJ Engineering providing for a lump sum settlement of a royalty obligation between the Company and PNJ engineering which is incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K.

10.11 Employment agreement dated April 6, 1994 between the Company and Leslie Denend, which is incorporated by reference to Exhibit
               10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("June 1994 Form 10-Q").

10.12 Employment agreement dated April 6, 1994 between the Company and James T. Richardson, which is incorporated by reference to
               Exhibit 10.22 of the June 1994 Form 10-Q.

10.13 Employment agreement dated April 6, 1994 between the Company and Richard Lewis, which is incorporated by reference to Exhibit
               10.23 of the June 1994 Form 10-Q.

10.14 Second Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 ("December 1994 Form 10-Q").

10.15 Third Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.23 of the December 1994 Form 10-Q.

10.16 Fourth Amendment to Lease dated May 31, 1995 between the Company and Menlo Oaks Partners, L.P. which is incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 10-Q ("June 1995 form 10-Q").

10.17 Fifth Amendment to Lease dated June 13, 1995 between the Company and Menlo Oaks Partners, L.P. which is incorporated by reference to Exhibit 10.28 of the June 1995 Form 10-Q.

10.18 Network General Corporation 1989 Employee Stock Option Plan and related documentation, as amended August 9, 1996.

10.19 Network General Corporation 1989 Employee Stock Purchase Plan and related documentation, as amended August 9, 1996.

10.20 Employment Agreement dated August 19, 1995 between the Company and Michael Kremer which is incorporated by reference to Exhibit
               10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

10.21 Lease dated July 3, 1996, between the Company and Campbell Avenue Associates.

   2) Form 8-K
      The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETWORK GENERAL CORPORATION
                                   (Registrant)


Date:  August  12, 1996            by   S/JAMES T. RICHARDSON
       ----------------                 -----------------------------------
                                        James T. Richardson
                                        Senior Vice President, Corporate
                                        Operations, Chief Financial Officer
                                        and Assistant Secretary
                                        (authorized officer)


Date:  August 12, 1996             by   S/BERNARD J. WHITNEY
       ---------------                  -----------------------------------
                                        Bernard J. Whitney
                                        Vice President, Controller and
                                        Chief Accounting Officer
                                        (authorized officer)