Form 10-Q
period 1996-09-30
NETWORK GENERAL CORPORATION
filed 1996-11-12
CIK 844643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended...September 30, 1996
                                           ------------------
                              OR


    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to_____________


          Commission file number   0-17431


                               NETWORK GENERAL CORPORATION
                 (Exact name of registrant as specified in its charter)

Delaware                                               77-0115204
----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

4200 Bohannon Drive, Menlo Park, California               94025
----------------------------------------------------------------------------
(address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)   (415) 473-2000
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


As of September 30, 1996, there were outstanding 43,316,647 shares of the Registrant's Common Stock (par value $0.01 per share).

This report, including exhibits, consists of 91 pages. The exhibit index begins on page 14-16.

                                        FORM 10-Q



                                          INDEX


                                                               PAGE
                                                               ----
          Cover Page                                             1

          Index                                                  2

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          September 30, 1996 and March 31, 1996                  3

          Condensed Consolidated Statements of Income -
          three and six months ended September 30, 1996 and
          1995                                                   4

          Condensed Consolidated Statements of Cash Flows -
          six months ended September 30, 1996 and 1995           5

          Notes to Condensed Consolidated Financial
          Statements - September 30, 1996                        6 - 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8 - 13

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                      14
Item 4.   Submission of Matters to a Vote of
          Security Holders                                       14
Item 6.   Exhibits and Reports on Form 8-K                       14 - 16

Signatures                                                       17

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS



(in thousands, except share data)                                     September 30, 1996      March 31, 1996
                                                                      ------------------      --------------
                                                                           (Unaudited)
  ASSETS
  Current Assets:
    Cash and cash equivalents                                                    $36,548             $34,180
    Marketable Securities                                                         67,061              81,417
    Accounts receivable, net                                                      44,028              34,043
    Inventories                                                                    5,191               4,863
    Prepaid expenses and deferred tax assets                                      16,229              11,303
                                                                                --------            --------
        Total current assets                                                     169,057             165,806

  Property and Equipment, at cost:
    Demonstration and rental equipment                                            11,257               9,968
    Office and development equipment                                              30,816              27,443
    Leasehold improvements                                                         2,954               2,771
                                                                                --------            --------
                                                                                  45,027              40,182
    Less accumulated depreciation and amortization                               (27,901)            (23,006)
                                                                                --------            --------
    Net property and equipment                                                    17,126              17,176

  Long-term Investments                                                           43,257              37,139

  Other Assets                                                                     7,772               3,209
                                                                                --------            --------
                                                                                $237,212            $223,330
                                                                                --------            --------
                                                                                --------            --------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                              $6,053              $4,300
    Accrued liabilities                                                           16,381              14,749
    Deferred revenue                                                              24,235              20,916
                                                                                --------            --------
        Total current liabilities                                                 46,669              39,965

  Long-term Deferred Revenue and Taxes                                             3,524               3,248

  Stockholders' Equity:
    Common Stock
      Issued -- 46,806,647 shares at September 30, 1996 and
                46,068,302 shares at March 31, 1996                                   468                 461
    Additional paid-in-capital                                                    137,119             127,482
    Retained earnings                                                             110,310              91,799
    Less treasury stock, at cost -- 3,490,000 shares at September 30, 1996
                                    2,490,000 shares at March 31, 1996            (60,878)            (39,625)
                                                                                 --------            --------
    Total stockholders' equity                                                    187,019             180,117
                                                                                 --------            --------
                                                                                 $237,212            $223,330
                                                                                 --------            --------
                                                                                 --------            --------



          The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                               Three Months Ended             Six Months Ended
(in thousands, except per share data)                              September 30,                 September 30,

                                                               1996           1995             1996        1995
                                                            ----------     ----------       ----------  ----------
                                                                   (Unaudited)                   (Unaudited)
Revenues:
     Product                                                   $43,626        $35,436          $84,265     $67,266
     Services                                                   11,919          8,293           22,960      16,203
                                                            ----------     ----------       ----------  ----------
Total Revenues                                                  55,545         43,729          107,225      83,469
                                                            ----------     ----------       ----------  ----------

Cost of Revenues:
     Product                                                    11,108          7,744           20,769      14,648
     Services                                                    2,999          2,330            6,311       4,547
                                                            ----------     ----------       ----------  ----------
Total Cost of Revenues                                          14,107         10,074           27,080      19,195
                                                            ----------     ----------       ----------  ----------

         Gross profit                                           41,438         33,655           80,145      64,274

Operating Expenses:
         Sales and marketing                                    17,857         15,082           34,879      28,678
         Research and development                                7,418          6,824           14,594      12,615
         General and administrative                              3,630          2,946            7,334       5,577
         Acquired in-process research and development              ---          7,153              ---       7,153
                                                            ----------     ----------       ----------  ----------
Total Operating Expenses                                        28,905         32,005           56,807      54,023
                                                            ----------     ----------       ----------  ----------

          Income from operations                                12,533          1,650           23,338      10,251

Interest Income, net                                             1,605          1,860            3,296       3,606
                                                            ----------     ----------       ----------  ----------
           Income before provision for income taxes             14,138          3,510           26,634      13,857

Provision for Income Taxes                                       4,312          3,200            8,123       6,356
                                                            ----------     ----------       ----------  ----------
           Net income                                           $9,826           $310          $18,511      $7,501
                                                            ----------     ----------       ----------  ----------
                                                            ----------     ----------       ----------  ----------

Earnings Per Share                                               $0.22          $0.01            $0.41       $0.17
                                                            ----------     ----------       ----------  ----------

Weighted Average Common and Common
     Equivalent Shares Outstanding                              45,325         45,978           45,735      45,800
                                                            ----------     ----------       ----------  ----------



          The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Six Months Ended
(in thousands)                                                                September 30,
                                                                           1996          1995
                                                                        ----------    ----------
                                                                               (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $18,511         $7,501
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            6,093          3,668
    Acquired in-process research & development                                   -          7,153
    Deferred taxes, net                                                       (802)           567
    Net change in certain assets and liabilities                           (12,021)        (1,181)
                                                                         ----------    ----------
      Net cash provided by operating activities                             11,781         17,708

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of held-to-maturity investments                              (79,858)       (76,658)
    Purchases of available-for-sale investments                            (24,461)             -
    Proceeds from maturities of held-to-maturity investments                87,917         81,615
    Proceeds from sales/maturities of available-for-sale investments        24,816              -
    Cash used to purchase AIM Technology                                         -         (6,501)
    Net additions to property and equipment                                 (6,218)        (8,739)
                                                                         ----------    ----------
      Net cash provided by (used in) investing activities                    2,196        (10,283)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of issuance costs            9,644          9,088
    Repurchase of common stock                                             (21,253)       (14,424)
                                                                         ----------    ----------
      Net cash used in financing activities                                (11,609)        (5,336)

  Net increase in cash and cash equivalents                                  2,368          2,089

  Cash and cash equivalents at beginning of period                          34,180         18,950
                                                                         ----------    ----------

  Cash and cash equivalents at end of period                               $36,548        $21,039
                                                                         ----------    ----------
                                                                         ----------    ----------


  Supplemental Disclosures
    Cash paid during the period for :
      Income taxes                                                          $8,371         $5,060



         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Network General Corporation ("Network General" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended March 31, 1996 included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.  CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM
INVESTMENTS
For purposes of the condensed consolidated statements of cash flows, the Company considers certificates of deposits, commercial paper, money market funds, and other similar financial instruments with an original maturity date of three months or less to be cash equivalents.

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

As of September 30, 1996, the following is a summary of held-to-maturity and available-for-sale securities:

                                         HELD-TO-MATURITY SECURITIES

(In thousands)                                                      Amortized    Aggregate     Unrealized
                                                                         Cost   Fair Value          Gains
                                                                    ---------   -----------  ---------------
Debt securities issued by the U.S. Treasury and
   other U.S. government agencies                                      $2,782       $2,783               $1
Debt securities issued by states of the United States
   and political subdivisions of the state                             76,000       76,190              190
                                                                      -------      -------             ----
                                                                      $78,782      $78,973             $191
                                                                      -------      -------             ----
                                                                      -------      -------             ----

                                         AVAILABLE-FOR-SALE SECURITIES

(In thousands)                                                      Amortized    Aggregate      Unrealized
                                                                         Cost   Fair Value           Gains
                                                                    ---------   -----------  ---------------
Debt securities issued by states of the United States
   and political subdivisions of the state                            $31,439      $31,536              $97
                                                                      -------      -------             ----
                                                                      -------      -------             ----

                                       6

C.  INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. Inventories consist of:

(In thousands)                  September 30, 1996       March 31, 1996
                                ------------------       --------------
Purchased parts                             $2,970               $2,650
Finished goods                               2,221                2,213
                                            ------               ------
                                            $5,191               $4,863
                                            ------               ------
                                            ------               ------



D.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on pages 12 and 13 and in the Company's reports on Forms 10-K and 10-Q which are on file with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
Revenues for the quarter ended September 30, 1996 were $55,545,000, an increase of 27% over revenues totaling $43,729,000 for the quarter ended September 30, 1995. For the six months ended September 30, 1996, revenues were $107,225,000, an increase of 28% over revenues of $83,469,000 for the six months ended September 30, 1995. Domestic revenues increased 20% to $42,377,000 for the quarter ended September 30, 1996 compared to $35,332,000 for quarter ended September 30, 1995. For the six months ended September 30, 1996, domestic revenues were $81,277,000, an increase of 21% over the same period ended September 30, 1995. International revenues increased 57% for the second quarter of fiscal year 1997 compared to the second quarter of fiscal year 1996, growing from $8,397,000 to $13,168,000 and increased 58% to $25,948,000 for the six months ended September 30, 1996. Pacific Rim and Latin America revenues increased 54% quarter over quarter and increased 59% for the six months ended September 30, 1996 compared to the same period ended September 30, 1995 while European revenues grew 61% and 57% for the quarter and six months ended September 30, 1996, respectively. International revenues increased to 24% of total revenues for both the three and six months ended September 30, 1996, compared to 19% and 20%, respectively, for the three and six months ended September 30, 1995. These increases in international revenues resulted from increased sales volumes by the Company's exclusive Japan distributor as well as the Company's focus on a new, revised European sales strategy which has led to increased sales volumes in Europe.

The following table presents the Company's revenues for each of its product lines in absolute dollars and as a percentage of revenues for each of the periods shown below:

                                                   Three Months Ended            Six Months Ended
                                                      September 30,                September 30,
                                                      ------------                 -------------
                                                 (dollars in thousands)        (dollars in thousands)
SOURCES OF REVENUES                                1996           1995           1996           1995
                                                   ----           ----           ----           ----
Tool Products (1)                               $28,092        $21,068        $55,128        $41,492
System Products (2)                              15,534         14,368         29,137         25,774
                                                -------        -------        -------        -------
     Subtotal Product Revenues                   43,626         35,436         84,265         67,266
Services (3)                                     11,919          8,293         22,960         16,203
                                                -------        -------        -------        -------
Total Revenues                                  $55,545        $43,729       $107,225        $83,469
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

PERCENTAGES OF REVENUES                            1996           1995           1996           1995
                                                   ----           ----           ----           ----
Tool Products                                       51%            48%            52%            50%
System Products                                     28%            33%            27%            31%
                                                    ---            ---            ---            ---
     Subtotal Product Revenues                      79%            81%            79%            81%
Services                                            21%            19%            21%            19%
                                                    ---            ---            ---            ---
Total Revenues                                     100%           100%           100%           100%
                                                   ----           ----           ----           ----
                                                   ----           ----           ----           ----


(1)  Tool products in each of the three and six months ended September
     30, 1996 and 1995 include revenues from the Sniffer-Registered
     Trademark- Network Analyzer local area network (LAN) analysis products, wide area network (WAN) analysis products, product rentals and royalties from license agreements. In both the three and six months ended September 30, 1995, tool products also include product rentals.

(2) System products consist of revenues from the Distributed Sniffer System-Registered Trademark- analysis products, performance measurement analysis products, the Foundation probe and agent remote monitoring products, the Sharpshooter monitoring products, the DATACOM Systems, Inc. line of network switching devices, the Netsys Technologies, Inc. line of connectivity and performance tools and Frontier Software Development, Inc.'s line of "Netscout" remote monitoring products.

(3)  Services revenues in each of the three and six months ended
     September 30, 1996 and 1995 include first-year warranty revenues as defined by Statement of Position ("SOP") 91-1 and revenues from software support and maintenance contracts and training and consulting services. In both the three and six months ended September 30, 1996, services revenues also include product rentals.

The Company's tool products revenues increased 33% to $28,092,000 for the second quarter of fiscal year 1997 compared to $21,068,000 for the second quarter of fiscal year 1996. For the six months ended September 30, 1996, tool products revenues totaled $55,128,000, an increase of 33% over tool products revenues totaling $41,492,000 for the six months ended September 30, 1995. Sniffer-Registered Trademark- Network Analyzer products accounted for substantially all of the Company's tool products revenues in both the three and six month periods ended September 30, 1996 and 1995. Tool products revenues represented approximately 51% of Network General's revenues for the second fiscal quarter ended September 30, 1996, compared to 48% for the same period ended September 30, 1995. For the six months ended September 30, 1996, tool products represented 52% of the Company's total revenues, compared to 50% for the same period ended September 30, 1995.

Revenues for the quarter ended September 30, 1996 included $15,534,000 in system products revenues, an 8 % increase compared to $14,368,000 in system products revenues for the same period in fiscal year 1996. System products revenues increased 13 % to $29,137,000 for the six months ended September 30, 1996 compared to $25,774,000 for the same period ended September 30, 1995. The Distributed Sniffer System-Registered Trademark- (DSS) analysis products accounted for the majority of the Company's system products revenues in both the three and six month periods ended September 30, 1996 and 1995. System products revenues decreased to approximately 28% and 27% of Network General's revenues for the three and six months ended September 30, 1996, respectively, compared to 33% and 31% for the three and six months ended September 30, 1995, respectively, due to faster growth in tools and services revenues as well as broadening competition for system products.

Services revenues include revenues from software support and maintenance contracts and training and consulting services, as well as those revenues from the first-year warranty period of customer support which have been deferred in accordance with SOP 91-1, "Software Revenue Recognition." For the quarter ended September 30, 1996, services revenues increased 44% to $11,919,000, from $8,293,000 for the same quarter in fiscal year 1996. The increase in services revenues resulted from increases in all categories of services revenues. Services revenues grew 42% from $16,203,000 for the six months ended September 30, 1995 to $22,960,000 for the six months ended September
30, 1996. As a percentage of total revenues, services revenues represented approximately 21% of Network General's revenues for the three and six months ended September 30, 1996, an increase from 19% for the same periods ended September 30, 1995.

Cost of revenues consists of manufacturing costs, cost of services, royalties, and warranty expenses. Gross profit as a percentage of revenues decreased to 75% for the quarter and six months ended September 30, 1996 from 77% for the quarter and six months ended September 30, 1995, primarily resulting from increased pricing pressure on the company's products, increased cost of servers for the Company's system products, promotional pricing on one of the Company's older product platforms, and increased sales of third party products. Gross profit and gross profit percent may vary as a result of a number of factors, including the mix between tool products (which include sales of third party platforms and sales of third party product lines, which have lower margins than the Company's own products), system products (which include sales of third party product lines, which have lower margins than the Company's own products) and services (which have historically lower gross margins than the Company's products margins) and the use of indirect distribution channels to sell the Company's products, both domestically and internationally.

Sales and marketing expenses were $17,857,000 in the second quarter of fiscal year 1997, an increase of 18% compared to $15,082,000 in the second quarter of fiscal year 1996. For the six months ended September 30, 1996, sales and marketing expenses totaled $34,879,000, an increase of 22% over $28,678,000 incurred for the same period ended September 30, 1995. These increases were primarily due to increased staffing, commission expense and promotional activity required to support increased sales volumes. As a percentage of revenues, sales and marketing expenses decreased to 32% from 34% for the quarters ended September 30, 1996 and 1995, respectively, and decreased from 34% to 33% for the six months ended September 30, 1995 and 1996, respectively, due to increased use of indirect distribution channels to sell the Company's products and services, thereby reducing the amount of direct selling costs related to such sales of the Company's products and services.

Research and development expenses were $7,418,000 in the second quarter of fiscal year 1997, compared to $6,824,000 in the second quarter of fiscal year 1996 and $14,594,000 for the six months ended September 30, 1996 compared to $12,615,000 for the same period ended September 30, 1995. As a percentage of revenues, research and development expenses decreased to 13% for the quarter ended September 30, 1996 compared to 16% for the quarter ended September 30, 1995 and 14% for the six months ended September 30, 1996 compared to 15% for the six months ended September 30, 1995 due to the fact the three and six months ended September 30, 1995 included significant expenses incurred to support accelerated development efforts of high speed network technology products. The increase in absolute dollar spending was a result of increased staffing and equipment expense to support growth in the Company's breadth of product and services offerings. The Company believes continued commitment to research and development is required to remain competitive.

Research and development expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs after technological feasibility is established. Capitalizable software development costs incurred to date have not been significant and, therefore, the Company has charged all software development costs to research and development expenses in the consolidated statements of income.

General and administrative expenses were $3,630,000 for the quarter ended September 30, 1996 and $2,946,000 for the quarter ended September 30, 1995. For the six months ended September 30, 1996, general and administrative expenses totaled $7,334,000 compared to $5,577,000 incurred for the six months ended September 30, 1995. Increased spending for general and administrative expenses was primarily the result of increased staffing to support operations. General and administrative expenses as a percentage of revenues were 7% for both quarters and six months ended September 30, 1996 and 1995.

Earnings per share for the quarter ended September 30, 1996 increased to $0.22 compared to $0.01 per share earned in the quarter ended September 30, 1995. For the six months ended September 30, 1996, earnings per share increased to $0.41 from $0.17 for the same period in fiscal year 1996. Excluding the one-time charge to write-off acquired in-process research and development related to the acquisition of AIM Technology ("AIM") earnings per share in the three and six months ended September 30, 1995 would have been $0.16 and $0.33, respectively. These increases were due to increased revenues and gross margin dollars, as well as lower operating expenses as a percentage of revenues. The number of weighted average common and common equivalent shares outstanding decreased from 45,978,000 in the second quarter of fiscal year 1996 to 45,325,000 in the second quarter of fiscal year 1997 due to increased repurchases of common stock.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $11,781,000 for the six months ended September 30, 1996 and $17,708,000 the six months ended September 30, 1995. The primary source of these funds was net income, offset by net changes in certain assets and liabilities in fiscal years 1997 and 1996.

Net cash provided by investing activities was $2,196,000 for the six months ended September 30, 1996, compared to net cash used in investing activities of $10,283,000 for the six months ended September 30, 1995. Net cash from investing activities in the first six months of fiscal year 1997 reflects proceeds from sales/maturities of held-to-maturity and available-for-sale investments reinvested in cash and cash equivalents, net of additions to property and equipment and purchases of held-to-maturity and available-for-sale investments.

Net cash used in financing activities was $11,609,000 for the six months ended September 30, 1996 and $5,336,000 for the same period ended September 30, 1995. The primary use of these funds was repurchases of common stock totaling $21,253,000 and $14,424,000 for the six months ended September 30, 1996 and 1995, respectively. Offsetting these uses were proceeds from the issuance of common stock totaling $9,644,000 for the six months ended September 30, 1996 and $9,088,000 for the same period ending September 30, 1995.

As of September 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents, marketable debt securities and long-term investments totaling $146,866,000, including $43,257,000 of long-term investments. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

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

The Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. New and competitive entrants into the field of network fault and performance management may come from such diverse entities as established network hardware companies which have embedded systems in their network hardware and smaller companies which market their software products as having "network management" functionality. There can be no assurance Network General will be able to compete successfully in the future with existing or future competitors. New entrants, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products, particularly the Company's system products. Increased competition may also lead to downward pricing pressure on the Company's products.

Network General does not carry a significant level of backlog. The majority of the Company's revenues in each quarter are a result of shippable orders booked in that quarter. Orders in the most recent quarters were received by the Company later in their respective fiscal quarters than they have been in prior quarters. It is anticipated this trend will continue into the near future. Further, the Company has entered the most recent fiscal quarters with a lower level of backlog as a percentage of revenue shipped within such quarters compared to prior periods. If the trends of orders received later in the quarter and lower levels of backlog entering the quarter continue, there is more risk the Company may not attain quarterly revenue objectives. Since the Company's expense levels are based on expectations of future revenues, failure of the Company to achieve quarterly revenue objectives would, therefore, have an adverse effect on the Company's operating results.

In addition, the Company's expansion of its indirect channels of distribution may lead to channel conflict and downward pricing pressure and changes to the Company's gross margins and operating margins.

The Company remains in the process of implementing a revised distribution strategy in Europe which includes a combination of third party distributors and direct sales and, as a result, there may be fluctuating results in European sales efforts until the strategy is fully implemented.

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

TRADEMARKS
Sniffer and Distributed Sniffer System are registered trademarks of Network General Corporation and/or its wholly owned subsidiaries.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:
         From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe any such proceedings presently pending will have a material adverse affect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         The Company's annual meeting of stockholders was held on August 9, 1996. At the meeting, Leslie G. Denend and Laurence R. Hootnick were elected as Class III members of the Company's Board of Directors, with terms expiring at the Company's annual meeting of stockholders in 1999 and until their successors are elected and qualified. Mr. Denend was elected with 40,049,777 votes FOR and 38,326 votes WITHHELD. Mr. Hootnick was elected with 40,057,549 votes FOR and 30,554 votes WITHHELD.

         Also at the same meeting, the stockholders approved five other proposals. The first proposal was to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. Approval was obtained with 35,941,451 votes FOR, 4,066,390 votes AGAINST, 30,562 votes ABSTAINING and 49,700 Broker Non-Votes on this proposal.

         The second proposal was to amend the Company's 1989 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 14,000,000 to 16,000,000. Approval was obtained with 22,107,789 votes
         FOR, 17,886,132 votes AGAINST, 44,482 votes ABSTAINING and 49,700 Broker Non-Votes on this proposal.

         The third proposal was to amend the Company's 1989 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserve for issuance thereunder from 1,400,000 to 1,500,000. Approval was obtained with 39,062,692 votes FOR, 933,317 votes AGAINST, 42,394 votes ABSTAINING and 49,700 Broker Non-Votes on this proposal.

         The fourth proposal was to amend the Company's 1989 Outside Directors Stock Option Plan and increase the number of shares reserved for the issuance thereunder from 920,000 to 1,020,000. Approval was obtained with 25,395,975 votes FOR, 14,588,656 votes AGAINST, 53,772 votes ABSTAINING and 49,700 Broker Non-Votes on this proposal.

         The fifth and final proposal was to ratify the appointment of Arthur Andersen LLP as the independent accountants of the Company for the fiscal year ending March 31, 1997. Approval was obtained with 40,018,597 votes FOR, 42,320 votes AGAINST and 27,186 votes ABSTAINING on this proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         1) Exhibits

Exhibit
Number                    Exhibit Title
-------                   -------------
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

10.8 Amended and Restated 1989 Outside Directors Stock Option Plan and related documentation, as amended August 9, 1996.

10.9 OEM Agreement dated August 3, 1991 between the Company and NCR Corporation which is incorporated by reference to Exhibit 10.18 of the Company's Registration Statement No. 33-45580 on Form S-3 which became effective on April 6, 1992.

10.10 Employment agreement dated April 6, 1994 between the Company and Leslie Denend, which is incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("June 1994 Form 10-Q").

10.11 Employment agreement dated April 6, 1994 between the Company and James T. Richardson, which is incorporated by reference to Exhibit 10.22 of the June 1994 Form 10-Q.

10.12 Employment agreement dated April 6, 1994 between the Company and Richard Lewis, which is incorporated by reference to Exhibit 10.23 of the June 1994 Form 10-Q.

10.13 Second Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 ("December 1994 Form 10-Q").

10.14 Third Amendment to Lease dated February 1, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.23 of the December 1994 Form 10-Q.

10.15 Fourth Amendment to Lease dated May 31, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 10-Q ("June 1995 Form 10-Q").

10.16 Fifth Amendment to Lease dated June 13, 1995 between the Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.28 of the June 1995 Form 10-Q.

10.17 Network General Corporation 1989 Employee Stock Option Plan and related documentation, as amended August 9, 1996.

10.18 Network General Corporation 1989 Employee Stock Purchase Plan and related documentation, as amended August 9, 1996.

10.19 Employment Agreement dated August 19, 1995 between the Company and Michael Kremer, which is incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended March 31, 1996 ("1996 Form 10-K").

10.20 Lease dated July 3, 1996, between the Company and Campbell Avenue Associates, which is incorporated by reference to Exhibit 10-22 of the 1996 Form 10-K.

10.21 Secured Loan Agreement dated October 29, 1996 between the Company and John Richard Stringer.

27.0                      Financial Data Schedule


     2) Form 8-K
         The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                    SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NETWORK GENERAL CORPORATION
                                       (Registrant)


Date:  November 12, 1996                     by   S/JAMES T. RICHARDSON
       -----------------                       ------------------------

                                             James T. Richardson
                                             Senior Vice President, Corporate
                                             Operations, Chief Financial Officer
                                             and Assistant Secretary
                                             (authorized officer)


Date:  November 12, 1996                     by      S/BERNARD J. WHITNEY
       -----------------                      ---------------------------
                                             Bernard J. Whitney
                                             Vice President, Controller and
                                             Chief Accounting Officer
                                             (authorized officer)