Form 10-Q
period 1996-12-31
NETWORK GENERAL CORPORATION
filed 1997-02-13
CIK 844643

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to_____________


          Commission file number   0-17431


                          NETWORK GENERAL CORPORATION
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


Delaware                                              77-0115204
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


4200 Bohannon Drive, Menlo Park, California                         94025
------------------------------------------------------------------------------
(address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)   (415) 473-2000
                                                      ----------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
      ------        ------


As of December 31, 1996, there were outstanding 43,249,642 shares of the Registrant's Common Stock (par value $0.01 per share).


                 The exhibit index begins on page 14.

                              FORM 10-Q

                                INDEX


                                                               PAGE
          Cover Page                                             1

          Index                                                  2

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          December 31, 1996 and March 31, 1996                   3

          Condensed Consolidated Statements of Income -
          three and nine months ended December 31,
          1996 and 1995                                          4

          Condensed Consolidated Statements of Cash Flows -
          nine months ended December 31, 1996 and 1995           5

          Notes to Condensed Consolidated Financial
          Statements - December 31, 1996                         6 - 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8 - 13

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                      14
Item 6.   Exhibits and Reports on Form 8-K                       14 - 16

Signatures                                                       17

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)             December 31, 1996   March 31, 1996
                                              -----------------   --------------
                                                 (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                       $42,165           $34,180
    Marketable securities                            68,335            81,417
    Accounts receivable, net                         50,263            34,043
    Inventories                                       6,916             4,863
    Prepaid expenses and deferred tax assets         14,461            11,303
                                                 ----------        ----------
       Total current assets                         182,140           165,806

Property and Equipment, at cost:
    Demonstration and rental equipment               12,316             9,968
    Office and development equipment                 32,555            27,443
    Leasehold improvements                            4,248             2,771
                                                 ----------        ----------
                                                     49,119            40,182
    Less accumulated depreciation and amortization  (30,724)          (23,006)
                                                 ----------        ----------
    Net property and equipment                       18,395            17,176

Long-term Investments                                44,152            37,139

Other Assets                                          7,124             3,209
                                                 ----------        ----------
                                                   $251,811          $223,330
                                                 ----------        ----------
                                                 ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                 $8,801            $4,300
    Accrued liabilities                              18,164            14,749
    Deferred revenue                                 27,259            20,916
                                                 ----------        ----------
       Total current liabilities                     54,224            39,965

Long-term Deferred Revenue and Taxes                  3,838             3,248

Stockholders' Equity:
    Common stock
       Issued - - 47,339,642 shares at
          December 31, 1996 and 46,068,302 shares
          at March 31, 1996                             473               461
    Additional paid-in-capital                      146,155           127,482
    Retained earnings                               123,317            91,799
    Less treasury stock, at cost -- 4,090,000
          shares at December 31, 1996
          2,490,000 shares at March 31, 1996        (76,196)          (39,625)
                                                 ----------        ----------
    Total stockholders' equity                      193,749           180,117
                                                 ----------        ----------
                                                   $251,811          $223,330
                                                 ----------        ----------
                                                 ----------        ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended     Nine Months Ended
(in thousands, except per share data)       December 31,           December 31,

                                          1996         1995       1996        1995
                                        ---------   ---------  ---------    --------
                                             (Unaudited)            (Unaudited)
Revenues:
     Product                             $51,766     $41,972    $136,031    $109,238
     Services                             13,672       9,618      36,632      25,821
                                        --------    --------    --------    --------
Total Revenues                            65,438      51,590     172,663     135,059
                                        --------    --------    --------    --------

Cost of Revenues:
     Product                              12,894       9,200      33,663      23,848
     Services                              4,218       2,960      10,529       7,507
                                        --------    --------    --------    --------
Total Cost of Revenues                    17,112      12,160      44,192      31,355
                                        --------    --------    --------    --------

         Gross margin                     48,326      39,430     128,471     103,704

Operating Expenses:
         Sales and marketing              19,496      16,835      54,375      45,513
         Research and development          7,588       7,434      22,182      20,049
         General and administrative        4,053       3,104      11,388       8,681
         Acquired in-process research
            and development                 ---         ---         ---        7,153
                                        --------    --------    --------    --------
Total Operating Expenses                  31,137      27,373      87,945      81,396
                                        --------    --------    --------    --------

          Income from operations          17,189      12,057      40,526      22,308

Interest Income, net                       1,526       1,719       4,823       5,325
                                        --------    --------    --------    --------
           Income before provision
              for income taxes            18,715      13,776      45,349      27,633

Provision for Income Taxes                 5,708       4,202      13,831      10,558
                                        --------    --------    --------    --------
           Net income                    $13,007      $9,574     $31,518     $17,075
                                        --------    --------    --------    --------
                                        --------    --------    --------    --------

Earnings Per Share                         $0.28       $0.21       $0.69       $0.37
                                        --------    --------    --------    --------
                                        --------    --------    --------    --------

Weighted Average Common and Common
     Equivalent Shares Outstanding        45,801      46,054      45,757      45,880
                                        --------    --------    --------    --------
                                        --------    --------    --------    --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months Ended
(in thousands)                                                            December 30,
                                                                     1996               1995
                                                                   ---------         ---------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $31,518           $17,075
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     7,819             5,925
    Acquired in-process research & development                           -              7,153
    Deferred taxes, net                                              (1,603)             (724)
    Net change in certain assets and liabilities                    (10,311)            1,262
                                                                   ---------         ---------
       Net cash provided by operating activities                     27,423            30,691

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of held-to-maturity investments                       (98,503)         (141,666)
    Purchases of available-for-sale investments                     (28,174)               -
    Proceeds from maturities of held-to-maturity investments        102,687           137,651
    Proceeds from sales/maturities of available-for-sale
      investments                                                    32,022                -
    Cash used to purchase AIM Technology, Inc.                           -            (6,501)
    Net additions to property and equipment                          (8,959)         (11,670)
                                                                   ---------         ---------
       Net cash used in investing activities                           (927)         (22,186)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of issuance costs    18,060           12,307
    Repurchases of common stock                                     (36,571)         (22,594)
                                                                   ---------         ---------
       Net cash used in financing activities                        (18,511)         (10,287)

Net increase in cash and cash equivalents                             7,985           (1,782)

Cash and cash equivalents at beginning of period                     34,180           18,950
                                                                   ---------         ---------

Cash and cash equivalents at end of period                          $42,165          $17,168
                                                                   ---------         ---------
                                                                   ---------         ---------


Supplemental Disclosures
    Cash paid during the period for income taxes                     $8,395           $5,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Network General Corporation ("Network General" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended March 31, 1996 included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

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

B. CASH AND CASH EQUIVALENTS, MARKETABLE DEBT AND EQUITY SECURITIES, AND LONG-TERM INVESTMENTS
For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers certificates of deposits, commercial paper, money market funds, and other similar financial instruments with an original maturity date of three months or less to be cash equivalents.

SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE: Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Marketable debt and equity securities and long term investments not classified as held-to-maturity are classified as available-for-sale. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Available-for-sale debt and equity securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, if significant.

As of December 31, 1996, the following is a summary of held-to-maturity and available-for-sale securities:

                        HELD-TO-MATURITY SECURITIES

(In thousands)                                         Amortized          Aggregate       Unrealized
                                                           Costs         Fair Value            Gains
                                                       ---------         ----------       ----------
Debt securities issued by the U.S. Treasury and
   other U.S. government agencies                         $1,983              $1,983              $0
Debt securities issued by states of the United States
   and political subdivisions of the state                79,510              79,780             270
                                                       ---------          ---------       ----------
                                                         $81,493             $81,763            $270
                                                       ---------          ---------       ----------
                                                       ---------          ---------       ----------

                        AVAILABLE-FOR-SALE SECURITIES

(In thousands)                                         Amortized          Aggregate       Unrealized
                                                           Costs         Fair Value            Gains
                                                       ---------         ----------       ----------
Gains
Debt securities issued by states of the United States
   and political subdivisions of the state               $28,836            $28,952             $116

Equity securities issued by corporations                  $1,000             $2,042           $1,042
                                                       ---------          ---------       ----------
                                                         $29,836            $30,994           $1,158
                                                       ---------          ---------       ----------
                                                       ---------          ---------       ----------

C.  INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and related manufacturing overhead. Inventories consist of:

(In thousands)                       December 31, 1996        March 31, 1996
                                     -----------------        --------------
Purchased parts                                 $2,882                $2,650
Finished goods                                   4,034                 2,213
                                                ------                ------
                                                $6,916                $4,863
                                                ------                ------
                                                ------                ------

D.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on pages 12 and 13 and in the Company's reports on Form 10-K for the year ended March 31, 1996 and on Forms 10-Q for the quarters ended June 30, 1996 and September 30, 1996, each of which reports are on file with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
Revenues for the quarter ended December 31, 1996 were $65,438,000, an increase of 27% over revenues of $51,590,000 for the quarter ended December 31, 1995.
For the nine months ended December 31, 1996, revenues were $172,663,000, an increase of 28% over revenues of $135,059,000 for the nine months ended December 31, 1995. Revenue growth was fueled by continued acceptance of the Company's tool and system products and services offerings.

Domestic revenues increased 15% to $46,003,000 for the quarter ended December 31, 1996 compared to $40,072,000 for the quarter ended December 31, 1995. For the nine months ended December 31, 1996, domestic revenues were $127,280,000, an increase of 19% over the same period ended December 31, 1995.

International revenues increased 69% for the third quarter of fiscal year 1997 compared to the third quarter of fiscal year 1996, growing from $11,518,000 to $19,435,000. International revenues increased 63% to $45,383,000 for the nine months ended December 31, 1996 from $27,886,000 for the same period ended December 31, 1995. Pacific Rim and Latin America revenues increased 56% quarter over quarter and increased 58% for the nine months ended December 31, 1996 compared to the same period ended December 31, 1995 due to increased sales volumes by the Company's exclusive distributor for Japan as well as increased sales volumes in Australia, Hong Kong and Korea. European revenues grew 87% for the quarter and 71% for nine months ended December 31, 1996 compared to the same periods ended December 31, 1995 resulting from the Company's focus on a new, revised European sales strategy involving both direct and indirect sales channels.

The following table presents the Company's revenues for each of its product lines in absolute dollars and as a percentage of revenues for each of the periods shown below:

                               Three Months Ended        Nine Months Ended
                                 December 31,               December 31,
                              ----------------------   ---------------------
                              (dollars in thousands)   (dollars in thousands)
SOURCES OF REVENUES                1996       1995           1996       1995
                                -------    -------       --------   --------
Tool Products(1)                $31,713    $25,055        $86,841    $66,770
System Products(2)               20,053     16,917         49,190     42,468
                                -------    -------       --------   --------
     Subtotal Product Revenues   51,766     41,972        136,031    109,238
Services(3)                      13,672      9,618         36,632     25,821
                                -------    -------       --------   --------
Total Revenues                  $65,438    $51,590       $172,663   $135,059
                                -------    -------       --------   --------
                                -------    -------       --------   --------

PERCENTAGES OF REVENUES            1996       1995           1996       1995
                                -------    -------       --------   --------
Tool Products                       48%        48%            50%        49%
System Products                     31%        33%            29%        32%
                                -------    -------       --------   --------
     Subtotal Product Revenues      79%        81%            79%        81%
Services                            21%        19%            21%        19%
                                -------    -------       --------   --------
Total Revenues                     100%       100%           100%       100%
                                -------    -------       --------   --------
                                -------    -------       --------   --------

(1) Tool Products in each of the three and nine months ended December 31, 1996 and 1995 include revenues from the Sniffer-Registered Trademark- Network Analyzer local area network (LAN) analysis products, wide area network
     (WAN) analysis products, the Netsys Technologies, Inc. line of connectivity and performance tools, the Ganymede Software, Inc. line of network
     performance test tools and royalties from license agreements.   In both the
     three and nine months ended December 31, 1995, revenues from Tool Products also include product rentals.

(2) System Products consist of revenues from the Distributed Sniffer System-Registered Trademark- analysis products, performance measurement analysis products, the Foundation probe and agent remote monitoring products, the Sharpshooter monitoring products, the DATACOM Systems, Inc. line of network switching devices and Frontier Software Development, Inc.'s line of "Netscout" remote monitoring products.

(3) Services revenues in each of the three and nine months ended December 31, 1996 and 1995 include first-year warranty revenues as defined by Statement of Position ("SOP") 91-1 and revenues from software support and maintenance contracts and training and consulting services. In both the three and nine months ended December 31, 1996, services revenues also include product rentals.


The Company's tool products revenues increased 27% to $31,713,000 for the third quarter of fiscal year 1997 compared to $25,055,000 for the third quarter of fiscal year 1996. For the nine months ended December 31, 1996, tool products revenues totaled $86,841,000, an increase of 30% over tool products revenues totaling $66,770,000 for the nine months ended December 31, 1995. The growth in both periods reflects continued acceptance of the Company's Sniffer-Registered Trademark- Network Analyzer products, which accounted for substantially all of the Company's tool products revenues in both the three and nine month periods ended December 31, 1996 and 1995. Tool products revenues represented approximately 48% of Network General's revenues for the third quarters of fiscal 1996 and 1995. For the nine months ended December 31, 1996, tool products represented 50% of the Company's total revenues, compared to 49% for the same period ended December 31, 1995.

Revenues for the quarter ended December 31, 1996 included $20,053,000 of system products revenues, a 19% increase compared to $16,917,000 of system products revenues for the same period in fiscal year 1996. System products revenues increased 16% to $49,190,000 for the nine months ended December 31, 1996 compared to $42,468,000 for the same period ended December 31, 1995. The Distributed Sniffer System-Registered Trademark- analysis products accounted for the majority of the Company's system products revenues in both the three and nine month periods ended December 31, 1996 and 1995. System products revenues decreased to approximately 31% and 29% of Network General's revenues for the three and nine months ended December 31, 1996, respectively, compared to 33% and 32% for the three and nine months ended December 31, 1995, respectively, due to faster growth in tool products and services revenues resulting from increased international revenues which consist primarily of tool products and services.

Services revenues include revenues from software support and maintenance contracts and training and consulting services, as well as those revenues from the first-year warranty period of customer support which have been deferred and recognized in accordance with SOP 91-1, "Software Revenue Recognition." For the three and nine month periods ended December 31, 1996, services revenues increased 42% compared to the same periods in the prior fiscal year. These increases came in all categories of services revenues principally due to the growth of the installed customer base and the resulting renewal of maintenance contracts, as well as increased demand for the Company's training and consulting services. As a percentage of total revenues, services revenues represented approximately 21% of Network General's revenues for the three and nine months ended December 31, 1996, an increase from 19% for the same periods ended December 31, 1995.

Cost of revenues consists of manufacturing costs, cost of services, royalties and warranty expenses. Gross margin as a percentage of revenues decreased to 74% for the quarter and nine months ended December 31, 1996 from 76% for the quarter and nine months ended December 31, 1995. These decreases resulted from: changes in the mix of products sold (increased sales of third party products and platforms which have a higher cost of revenue than the Company's own products), higher growth in services revenues which have historically lower gross margins than the Company's products gross margins, increased sales volumes through indirect channels of distribution which have lower margins than revenues from direct sales, and increased market pressure to reduce prices on the Company's products. If these trends continue, overall gross margins would continue to decline as a percentage of revenues. The Company expects to continue offering third party products and platforms and to grow its services business, but also intends to increase its sales and licensing of internally developed products and reduce certain of its platform resale activities. During the three and nine month periods ended December 31, 1996, the Company was able to offset the impact of reduced gross margins with a reduction in operating expenses as a percent of revenue. There can be no assurances that these trends will continue.

Sales and marketing expenses were $19,496,000 in the third quarter of fiscal year 1997, an increase of 16% compared to $16,835,000 in the third quarter of fiscal year 1996. For the nine months ended December 31, 1996, sales and marketing expenses totaled $54,375,000, an increase of 19% over $45,513,000 incurred for the same period ended December 31, 1995. These increases were primarily due to increased staffing, commission expenses and promotional activity required to support increased sales volumes. As a percentage of revenues, sales and marketing expenses decreased to 30% from 33% for the quarters ended December 31, 1996 and 1995, respectively, and decreased from 34% to 31% for the nine months ended December 31, 1995 and 1996, respectively, due to increased use of indirect distribution channels to sell the Company's products and services, thereby reducing the amount of direct selling costs related to such sales of the Company's products and services.

Research and development expenses were $7,588,000 in the third quarter of fiscal year 1997, compared to $7,434,000 in the third quarter of fiscal year 1996 and $22,182,000 for the nine months ended December 31, 1996 compared to $20,049,000 for the same period ended December 31, 1995. As a percentage of revenues, research and development expenses decreased to 12% for the quarter ended December 31, 1996 compared to 14% for the prior year's comparable quarter and 13% for the nine months ended December 31, 1996 compared to 15% for the nine months ended December 31, 1995. These decreases were due to the incurring of significant expenses in the fiscal 1996 periods to support accelerated development efforts of high speed network technology products. The increase in absolute dollar spending was a result of increased staffing and equipment expense to support growth in the Company's breadth of product and services offerings. The Company believes continued commitment to research and development is required to remain competitive.

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

General and administrative expenses were $4,053,000 for the quarter ended December 31, 1996 and $3,104,000 for the quarter ended December 31, 1995. For the nine months ended December 31, 1996, general and administrative expenses totaled $11,388,000 compared to $8,681,000 incurred for the nine months ended December 31, 1995. Increased spending for general and administrative expenses was primarily the result of increased staffing to support operations. General and administrative expenses as a percentage of revenues were 6% and 7% for the quarter and nine months ended December 31, 1996, respectively. For the quarter and nine months ended December 31, 1995, general and administrative expenses as a percentage of revenues were 6%.

Interest income, net decreased 11% to $1,526,000 in the third quarter of fiscal year 1997 compared to $1,719,000 in the third quarter of fiscal year 1996. For the nine months ended December 31, 1996, interest income, net decreased to $4,823,000 from $5,325,000 for the same period ended December 31, 1995. These decreases reflect a combination of lower balances invested in marketable securities and long-term investments as well as lower average yields earned on investments held during the third quarter and nine months of fiscal year 1997 compared to the same periods in fiscal year 1996.

The provision for income taxes for the three and nine month periods ended December 31, 1996 was 30.5% of pretax income compared to 30.5% and 38.2% of pretax income for the three and nine month periods ended December 31, 1995. Excluding the impact of the AIM Technology, Inc. ("AIM") acquisition in the second quarter of fiscal year 1996, the provision for income taxes for the nine months ended December 31, 1995 would have been 30.5% of pretax income. The fiscal year 1997 provision rate of 30.5% of pre-tax income reflects the Company's ability to utilize operating loss carryforwards which will be fully utilized by the end of fiscal year 1997 and, in turn, will lead to increased provision for income taxes, beginning in the first quarter of fiscal year 1998.

Earnings per share for the quarter ended December 31, 1996 increased to $0.28 compared to $0.21 per share earned in the quarter ended December 31, 1995. For the nine months ended December 31, 1996, earnings per share increased to $0.69 from $0.37 for the same period in fiscal year 1996. Excluding the one-time charge to write off acquired in-process research and development related to the acquisition of AIM in the second quarter of fiscal year 1996, earnings per share for the nine months ended December 31, 1995 would have been $0.54. These increases were due to increased revenues and gross margin dollars, as well as lower operating expenses as a percentage of revenues. The number of weighted average common and common equivalent shares outstanding decreased from 46,054,000 in the third quarter of fiscal year 1996 to 45,801,000 in the third quarter of fiscal year 1997 due to increased repurchases of common stock.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $27,423,000 for the nine months ended December 31, 1996 and $30,691,000 for the nine months ended December 31, 1995. In fiscal year 1997, the primary source of these funds was net income adjusted for depreciation, offset by increased deferred taxes and net changes
(uses) in certain assets and liabilities.   In fiscal year 1996, the primary
sources of cash provided by operating activities were net income adjusted for depreciation, the one-time charge to write off acquired in-process research and development related to the acquisition of AIM and net changes (sources) in certain assets and liabilities, offset by increased deferred taxes.

Net cash used in investing activities was $927,000 for the nine months ended December 31, 1996, compared to net cash used in investing activities of $22,186,000 for the nine months ended December 31, 1995. Net cash used in investing activities in the first nine months of fiscal year 1997 reflects purchases of held to maturity and available for sale investments and net additions to property and equipment, offset by proceeds from maturities of held-to-maturity investments and sales/maturities of available-for-sale investments reinvested in cash and cash equivalents. Net cash used in investing activities in the first nine months of fiscal year 1996 reflects purchases of held to maturity investments, net additions to property and equipment and cash used to purchase AIM, offset by maturities of held-to-maturity investments.

Net cash used in financing activities was $18,511,000 for the nine months ended December 31, 1996 and $10,287,000 for the same period ended December 31, 1995. The primary use of these funds were repurchases of common stock totaling $36,571,000 and $22,594,000 for the nine months ended December 31, 1996 and 1995, respectively. Offsetting these uses were proceeds from the issuance of common stock totaling $18,060,000 for the nine months ended December 31, 1996 and $12,307,000 for the same period ending December 31, 1995.

As of December 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents, marketable debt and equity securities and long-term investments totaling $154,652,000, including $44,152,000 of long-term investments. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.


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

Network General does not carry a significant level of backlog. The majority of the Company's revenues in each quarter are a result of shippable orders booked in that quarter. Orders in the most recent quarters were received by the Company later in their respective fiscal quarters than they have been in prior quarters. The Company's ability to forecast achievement of market and internal expectations of quarterly revenue levels and operating results is delayed and becomes more difficult when orders are placed later in the quarter. It is anticipated this trend will continue into the near future. Further, the Company has entered the most recent fiscal quarters with a lower level of backlog as a percentage of revenue shipped within such quarters compared to prior periods. If the trends of orders received later in the quarter and lower levels of backlog entering the quarter continue, there is more risk the Company may not attain quarterly revenue objectives. Since the Company's expense levels are based on expectations of future revenues, failure of the Company to achieve quarterly revenue objectives would, therefore, have a materially adverse effect on the Company's operating results.

During fiscal 1997, the Company expanded its use of indirect product distribution channels. The existence of direct and indirect sales channels may lead to conflict among the channels for the same customer, pressure by current and prospective customers for price reductions for the Company's products and changes to the Company's gross margins and operating margins.

The Company's gross margin as a percentage of revenues declined during fiscal 1997 as a result of more sales of third party products and platforms, increased services business, higher sales through indirect distribution channels and greater market pressure to reduce prices on the Company's products. The Company has been able to offset the impact of the decline in gross margin percentages through operating expense control. If the Company is unable to continue to offset future gross margin declines, if any, by continued control of operating expenses, the Company's operating results could be materially adversely affected.

The Company remains in the process of implementing its revised distribution strategy in Europe, which includes the replacement of an independent distribution network with a direct sales force in certain countries. The success of a direct sales organization is dependent on a number of factors, including the ability to attract and retain qualified sales personnel, timely and effective training of the sales force and obtaining access to and penetrating the prospective customer base previously accessed by third party resellers. There may be fluctuating results in European sales efforts until the strategy is fully implemented.

Network General products may be considered by certain customers to be capital purchases. Capital purchases are often considered discretionary and, therefore, an adverse change in general economic conditions could cause certain of the Company's customers to reduce their discretionary spending, which may materially adversely affect the Company's operating results.

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

For certain critical components of its products, Network General relies on a limited number of suppliers. In addition, some of the Company's products are designed around specific computer platforms which are only available from certain manufacturers. As a result of product transitions by these computer platform manufacturers, the Company has found it increasingly necessary to purchase and inventory computer platforms for resale to its customers. Any significant shortage of computer platforms or other critical components for the Company's products could lead to cancellations or delays of purchases of the Company's products which would materially adversely affect the Company's operating results. If purchases of computer platforms or other components exceed demand, the Company would incur expenses for disposing of the excess inventory, which would also materially adversely affect the Company's operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         1) Exhibits


   Exhibit
   Number         Exhibit Title
   -------        -------------
   3.1            Third restated certificate of Incorporation
                  of Network General Corporation, a Delaware corporation, which is incorporated by reference to Exhibit 3.1 of the Company's
                  Quarterly Report by Form 10-Q for the
                  quarter ended September 30, 1996
                  ("September 1996 Form 10-Q").

   3.2            Amended and Restated Bylaws of Network
                  General Corporation, which is incorporated by reference to Exhibit 3.2 of the September 1996 Form 10-Q.

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

   10.8 Amended and Restated 1989 Outside Directors Stock Option Plan and related documentation, as amended August 9, 1996, which is incorporated by reference to
                  Exhibit 10.8 of the September 1996 Form 10-
                  Q.

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

   10.17          Network General Corporation 1989 Employee
                  Stock Option Plan and related
                  documentation, as amended August 9, 1996, which is incorporated by reference to
                  Exhibit 10.17 of the September 1996 Form
                  10-Q.

   10.18          Network General Corporation 1989 Employee
                  Stock Purchase Plan and related
                  documentation, as amended August 9, 1996, which is incorporated by reference to
                  Exhibit 10.18 of the September 1996 Form
                  10-Q.

   10.19 Employment Agreement dated August 19, 1995 between the Company and Michael Kremer, which is incorporated by reference to
                  Exhibit 10.22 of the Company's Annual
                  Report on Form 10-K for the year ended
                  March 31, 1996 ("1996 Form 10-K").

   10.20          Lease dated July 3, 1996, between the
                  Company and Campbell Avenue Associates,
                  which is incorporated by reference to
                  Exhibit 10.22 of the 1996 Form 10-K.

   10.21          Secured Loan Agreement dated October 29,
                  1996 between the Company and John Richard
                  Stringer, which is incorporated by
                  reference to Exhibit 10.21 of the September
                  1996 Form 10-Q.

   10.22          Sixth Amendment to Lease dated November 29,
                  1996 between the Company and Menlo Oaks
                  Partners, L.P.

   27.0           Financial Data Schedule


     2) Form 8-K
        The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETWORK GENERAL CORPORATION
                                   (Registrant)


Date:   February 12, 1997          by   S/JAMES T. RICHARDSON
                                     -------------------------------
                                        James T. Richardson
                                        Senior Vice President, Corporate
                                        Operations, Chief Financial Officer
                                        and Assistant Secretary
                                        (authorized officer)


Date:   February 12, 1997          by   S/BERNARD J. WHITNEY
                                     -------------------------------
                                        Bernard J. Whitney
                                        Vice President, Controller and
                                        Chief Accounting Officer
                                        (authorized officer)