Form 10-K
period 1997-03-31
NETWORK GENERAL CORPORATION
filed 1997-06-27
CIK 844643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED] For the fiscal year ended March 31, 1997

                                                     OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 [NO FEE REQUIRED]

           For the transition period from             to

                         Commission file number 0-17431

                            ------------------------

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

                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1997 was $653,571,371 based on the closing sales price of the Company's Common Stock as reported on The NASDAQ National Market. As of May 31, 1997, the registrant had outstanding 42,724,094 shares of Common Stock, par value $0.01, of which the Company believes 35,568,510 are owned by persons other than the Company's executive officers and members of the Board of Directors and the beneficial owners of 5% or more of the voting stock of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy statement for the Annual Meeting of Stockholders scheduled to be held August 8, 1997 is incorporated by reference into Part III.

    The Exhibit Index begins on page 47.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NETWORK GENERAL CORPORATION

                             1997 FORM 10-K REPORT

                               TABLE OF CONTENTS

PART I
  ITEM 1.     Business
  ITEM 2.     Properties
  ITEM 3.     Legal proceedings
  ITEM 4.     Submission of matters to a vote of security holders

PART II
  ITEM 5.     Market for the registrant's common equity and related stockholder matters
  ITEM 6.     Selected financial data
  ITEM 7.     Management's discussion and analysis of financial condition and results of operations
  ITEM 8.     Financial statements and supplementary data
  ITEM 9.     Changes in and disagreements with accountants on accounting and financial disclosures

PART III
  ITEM 10.    Directors and executive officers of the registrant
  ITEM 11.    Executive compensation
  ITEM 12.    Security ownership of certain beneficial owners and management
  ITEM 13.    Certain relationships and related transactions

PART IV
  ITEM 14.    Exhibits, financial statement schedules and reports on Form 8-K

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties and, therefore, the actual results may differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and in other reports filed with the U.S. Securities and Exchange Commission from time to time.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Network General Corporation ("Network General" or the "Company") was incorporated in California in May 1986 and reincorporated in Delaware in December 1987. The Company designs, manufactures, markets and supports software-based fault and performance (also known as analysis and monitoring) solutions for managing computer networks. Recognizing the growing diversity of network technologies and the need to make them work together, Network General develops products and provides services which help maximize network productivity and minimize downtime. The Company's products consist of portable tools and centralized systems incorporating a proprietary technology linking advanced protocol decodes with expert analysis capabilities to facilitate real-time identification, diagnosis and resolution of network problems. The Company also provides product support, education and network consulting services.

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

    Network General's Distributed Sniffer System-Registered Trademark- product is designed for monitoring and troubleshooting distributed enterprise and client/server networks, including Ethernet, Fast Ethernet, token ring, and FDDI local area networks ("LAN") as well as bridged and routed internetworks or wide area networks (WANs). The Distributed Sniffer System product line consists of centralized console software which receives and displays information received from distributed servers.

    In March 1997, the Company purchased 3DV Technology, Inc. ("3DV"), a provider of software tools for evaluating and managing the performance of heterogeneous enterprise networks. 3DV's family of products are primarily used by network engineers in maintaining the day-to-day operational level of network infrastructure devices. They provide specific applications for the analysis of Cisco routers, Bay Networks and Cabletron hubs, as well as RMON-based LAN switches. Utilizing a sophisticated, rules-based expert system for analyzing a device, the products identify abnormalities in device operation which impact device performance. Left untreated, these abnormalities may lead to diminished network performance and eventual device failure.

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

THE MARKET FOR NETWORK FAULT AND PERFORMANCE MANAGEMENT

    NETWORK MANAGEMENT PERSONNEL. Network General's largest group of customers can be classified as network management personnel who are directly responsible for supporting the operation of sophisticated data networks. Generally, these users are charged with the management of an enterprise-wide network which serves a department, a division of a large organization or an entire organization. The Company's products are designed to enable local LAN and WAN managers to do their jobs more effectively with the following benefits to the organization:

    MINIMIZATION OF NETWORK DOWNTIME. Network General's products provide fault isolation and performance management capabilities which help find and solve problems quickly and minimize network downtime. The Company's artificial intelligence-based Expert Analysis software facilitates the pinpointing of problem origins and suggests diagnoses to expedite complex problem resolution.

    PROACTIVE NETWORK MANAGEMENT. Identifying problems before they occur is the key to effective network management. The Company's Sniffer and Distributed Sniffer System family of products automatically forewarns network professionals of symptoms before they become problems. Network General-Registered Trademark-products help companies understand network activity and detect changes in network behavior which, in turn, assist network managers in proactively managing network expansion. As a result, employees continue to perform key business functions on a network without interruption.

    REDUCED OPERATING COSTS. Network General's systems products provide centralized monitoring and analysis capabilities to help solve remote problems from a single location. By reducing the time needed to resolve problems, the Company's products maximize existing network personnel resources and minimize the need to hire additional network management professionals.

    OPTIMIZATION OF NETWORK INVESTMENTS. Network General products assist network managers with effective bandwidth planning, helping eliminate unnecessary purchases of network infrastructure such as bridges and routers. Network General Services group provides educational, consulting and product support services to increase network managers' productivity and to solve problems where there may be scarce expertise.

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

TECHNOLOGY AND ARCHITECTURE

    Network General's fault and performance management products are designed to help network professionals effectively manage their growing networks. The Company's technology is available on portable platforms (the Expert Sniffer Network Analyzer and the Sniffer Internetwork Analyzer) and as comprehensive systems (the Distributed Sniffer System and the Service Level Manager-TM-products). These products are available in a variety of operating systems and prices to enable customers to tailor monitoring and analysis solutions to their specific networks and operating budgets.

    NETWORK FAULT AND PERFORMANCE MANAGEMENT PRODUCTS. The Company's network fault and performance management products consist of software and the communications cards necessary to run the software. The specialized analysis software code interprets over 250 network protocols and utilizes artificial intelligence-based technology to diagnose network problems. Network General's analysis software operates on networks utilizing a mix of operating systems, protocols and physical connection technologies.

    Different software is written for each physical network connection technology. This software must manage the capture of packets of data in real time for display and analysis. It is extremely important that this software be highly efficient, since Expert Sniffer Network Analyzer products examine data packets on the network rather than just packets destined for a particular node.

    Since 1992, Network General's analysis software has incorporated artificial intelligence-based technology, referred to as "Expert Analysis." Expert Analysis "learns" network configurations automatically as it captures network data for analysis. By automating the real-time identification and diagnosis of network problems, Expert Analysis enables faster problem resolution. The Expert Analysis technology, which is a component of the Sniffer and Distributed Sniffer System family of products, provides network managers with a complete set of actionable information about their networks. The Expert Analysis automated recognition of problems allows less experienced network managers to manage their networks more effectively. Network General originally developed Expert Analysis for the portable Sniffer Network Analyzers. Subsequently, the Company developed Expert Analysis capability for the Distributed Sniffer System. Today, the Distributed Sniffer System with Expert Analysis console software is compatible with UNIX and Microsoft Windows operating systems.

    The Company continues to develop new releases of its portable Expert Sniffer Network Analyzer software including additional topology and hardware platform options. In 1993, the Company introduced the Notebook Sniffer Network Analyzer to address the growing demand for lighter-weight, portable network analysis platforms. The first Expert Analysis product to support the Personal Computer Memory Card International Association (PCMCIA) Type II standard, the Notebook Sniffer Network Analyzer (composed of software and a PCMCIA network interface card) supports a variety of popular, lightweight Pentium-based notebook computers. In 1994, the Company began shipping Network General Reporter, an application that allows users to easily generate management reports from information generated by other Network General products. In 1995, the Company expanded its customers' visibility beyond the traditional network with products that monitor and analyze database client/server applications from Oracle Corporation.

    In 1995, Network General introduced and shipped the Integrated Services Digital Network ("ISDN") package for the Sniffer Internetwork Analyzer (Primary
Rate), as well as Sniffer Network Analyzer for Fast Ethernet, an emerging high speed network standard. In 1996, the Company introduced and shipped the Sniffer Network Analyzer for ATM, another emerging high speed network standard, as well as the ISDN Package for the Sniffer Internetwork Analyzer (Basic Rate). Also introduced in 1996 is the Database Module (with Expert Analysis) for Sybase and Microsoft SQL*Server--which allows network professionals to understand the impact of these database applications on network performance. In 1997, the Company introduced the Fast Ethernet Notebook Sniffer Network Analyzer, which uses the PCMCIA CardBus standard and is the first Fast Ethernet Analysis product to use this standard.

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

    TOTAL NETWORK VISIBILITY-TM- ARCHITECTURE. During fiscal 1997, the Company announced its Total Network Visibility Architecture TNV. Total Network Visibility is an open, distributed application architecture for enterprise-wide management of complex heterogeneous client/server environments. The architecture is designed to support a variety of fault and performance management solutions for distributed enterprise networks while working with existing network management technologies including a variety of data collection agents and probes. Total Network Visibility is a platform-independent, three-tier architecture that consists of distributed data collection devices, domain-level server intelligence, and an integrated suite of management applications. The architecture leverages Network General's Experience Technology with Windows NT-based domain-level server engines to enable data to be collected from a variety of sources, including RMON, RMON2, MIB2, customized MIBs, the Company's Distributed Sniffer System products and management platforms. The collected data is correlated, filtered and presented as actionable information, via solution-oriented management applications, helping network managers prioritize their workloads and handle problems more efficiently. In addition to direct communication with data sources throughout the network, Total Network Visibility applications are designed to share information with other systems, platforms and frameworks. These applications will be able to operate in a standalone environment or co-exist with and be deployed from management systems such as HP OpenView, IBM Netview, Sun Net Manager, Cabletron SPECTRUM, and Tivoli TME. The first Total Network Visibility product--Service Level Manager--was announced in October 1996 and began shipping in February 1997. The acquisition of 3DV technology provided a source for additional Total Network Visibility applications for the analysis of routers, switches and hubs.

PRODUCTS AND SERVICES

    During fiscal 1997, the Company reorganized its product lines into business units, to provide more focus to the target markets and on the products for which they have responsibility. The business units are not only chartered with the continuing development and enhancement of their products, but for creating related marketing programs. The following is a brief description of the business units, their charters and products:

        ANALYSIS TOOLS BUSINESS UNIT: The Analysis Tools Business Unit provides fault and performance management products designed to help network professionals effectively manage their growing Local Area Networks and networked applications. The Tools products are available on portable/notebook PC platforms (e.g., the Expert Sniffer Network Analyzer) and as comprehensive systems (e.g., the Distributed Sniffer System). These products are available for a variety of LAN and application types such as Ethernet, Fast Ethernet, Token Ring, FDDI, Oracle7, Microsoft SQL*Net, and Sybase, and in a variety of operating systems and prices to enable customers to tailor monitoring and analysis solutions to their specific networks and operating budgets.

        WAN/BROADBAND BUSINESS UNIT: The WAN/Broadband Business Unit is responsible for the Network General products which provide fault and performance management of data communication and ATM networks based on existing technologies such as T1/E1, frame relay, ISDN, high speed corporate backbone, telecommunications remote access and international carrier services. The business unit intends to address emerging technologies such as OC-12 and SONET. The current products of the business unit are the Sniffer Internetwork Analyzer, the WAN Sniffer Analyzer NB, the Sniffer Internetwork Server and the ATM Sniffer Analyzer.

        SYSTEMS TECHNOLOGY BUSINESS UNIT: The Systems Technology Business Unit provides systems-level products for enterprise reporting and analysis to help managers increase the reliability, availability and serviceability of their complex heterogeneous networks. The product offerings include Service Level Manager, 3DV Analysis and Exception Reporting, Distributed Sniffer Systems, and NetScout RMON-based probes and console.

        INTERNET BUSINESS UNIT: The Internet Business Unit is chartered with the creation of products to detect external intrusion into a user's network organizations over the Internet as well as from within the network and to locate and resolve performance problems with a user's Web site.

        SERVICES BUSINESS UNIT: This business unit provides Network General customers with support, educational and consulting services. Customer support is provided through the unit's PrimeSupport-Registered Trademark-program. Education is made available through the Company's Sniffer University classes held in five training centers in the U.S. and the United Kingdom as well as in over 40 major cities throughout the world. Network Consulting Services are delivered through headquarters and field personnel.

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

    Network General markets its Expert Sniffer Network Analyzer software in a module-level configuration which includes software and a communications card. Each Analyzer offers customers a combination of the following: (i) multiple physical connection technologies, (ii) over 250 protocol interpreter suites,
(iii) Expert Analysis technology, and (iv) software configured for a variety of computer platforms. As a result, Expert Sniffer Network Analyzer products can adapt to customers' specific analysis needs as their network configurations change.

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

        TCP/IP, Novell NetWare, DECnet, Sun NFS, X-Window, IBM, AppleTalk, Banyan VINES, OSI, NetBIOS, OS/2 LAN Manager, 3Com 3+Open, SQL*NET, XNS/MS-Net, IBM LAN Server, Bridge/ Router HDLC, X.25 and Frame Relay.

    In addition to the families of protocol interpreters provided by Network General, network managers can write their own protocol interpreters using the Company's defined and documented interface for custom protocol interpreters.

    SNIFFER INTERNETWORK ANALYZER. The Sniffer Internetwork Analyzers are the Company's wide area network (WAN) line of products. A WAN is a data communications network spanning relatively long distances, typically using a public telephone network or a public data communications network as its data transmission media. WANs must be monitored, maintained, corrected and expanded to optimize the amount and speed of data transmitted on the networks. The Company's line of protocol and internetwork analyzers allow a user to test a data communications path and monitor and analyze the data traveling over the path for a variety of purposes, including configuring a network, monitoring the health of a network and analyzing a network when it malfunctions.

    WAN ATM SNIFFER ANALYZER. In 1996, Network General began shipping its ATM Sniffer Analyzer, a portable fault and performance management tool specifically designed for troubleshooting complex network problems and optimizing client/server applications across ATM networks at speeds up to OC-3. The optimal ATM Traffic Generator, announced during fiscal 1997, performs stress tests on ATM network devices to help validate throughput capabilities and is designed to complement the ATM Sniffer Network Analyzer. During fiscal 1997, Network General announced and began shipping the WAN Sniffer Analyzer NB, a troubleshooting and analysis tool for both wide and local area networks. The product, designed for use on PC-based notebooks, is a WAN expert protocol analyzer solution designed to isolate and troubleshoot complex LAN protocol problems over WAN internetworks, including traditional router-based interfaces, digital transport links (such as T1 and E1) and frame relay services.

    DISTRIBUTED SNIFFER SYSTEM. Network General first shipped its Distributed Sniffer System product in June 1991 and has been enhancing the product since, primarily by adding additional protocol decoders and system functionality. Distributed Sniffer System allows customers to monitor and diagnose problems on complex, multisegment networks from centralized locations. With the addition of expert analysis capabilities, Distributed Sniffer System provides automatic problem diagnosis and recommends solutions which are displayed on a console. A Distributed Sniffer System solution consists of one or more servers and consoles.

    Distributed Sniffer Systems solutions are composed of SniffMaster-Registered Trademark- consoles and distributed intelligent Sniffer servers which analyze, process and consolidate information from individual network segments. When placed on distributed segments, Sniffer servers communicate through the network to one or more central SniffMaster consoles. Information from the same Sniffer server can be viewed by network managers at various locations concurrently. Sniffer servers provide continuous 24-hour alarm functions and analysis of network segments. Distributed Sniffer System communicates alarm information to network management stations to integrate analysis with other network management functions on a single console. To enhance centralized network analysis and further maximize customers' hardware investments, Distributed Sniffer System monitoring and analysis solutions are integrated with leading network management system platforms and operating systems.

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

    MANAGEMENT REPORTING PRODUCTS.  Network General's Service Level Manager
(SLM) is a Windows NT based solution which provides network and IS managers with high-level network health and availability information to assess trends, manage performance, and isolate problems quickly. Service Level Manager was launched at Fall InterOp '96 and began shipping in February 1997. A UNIX version is under development and will be released in the second half of calendar 1997.

    Service Level Manager is based on Network General's new three tier Total Network Visibility Architecture which uses intelligent agents (1st tier) distributed throughout the network to collect data, advanced middleware called Experience Technology Engines (2nd tier) to consolidate and correlate data into a central SQL-based database and high-level network management applications (3rd tier) of which SLM is the first, to present actionable information for monitoring and analysis.

    SLM utilizes network instrumentation already embedded in major network components--segments, routers, servers (NT-based and Novell), and RMON I and II based probes to exploit the customer's existing investment in network management. SLM automatically correlates this data into summaries that can be used in real-time for immediate troubleshooting by focusing the Distributed Sniffer System using

SLM's integrated Distributed Sniffer System viewer on a problem segment for expert problem analysis and resolution, or can report historical service levels that illustrate changes over time and show the network manager how to address future resource needs.

    DEVICE ANALYSIS AND EXCEPTION REPORTING PRODUCTS. The 3DV family of advanced network device analysis tools provide intelligent diagnostics for network devices such as Routers, Switches, and Hubs. Through a continuous process of monitoring and checking the data against a modifiable rules-based inference engine, the RouterPM-TM- tool identifies abnormalities within the network., automatically generates web browsable graphs and diagnostic reports, and recommends specific solutions to many impending difficulties before they become significant. The 3DV family of products was acquired by Network General in March 1997.

    STANDARDS-BASED MONITORING PRODUCTS. NetScout RMON-based network probes, sold under a July 1996 distribution agreement with NetScout Systems, provide cost-effective, standards-based network instrumentation for monitoring network utilization and activity and are available for all popular network topologies including ethernet, token ring, FDDI and WAN. NetScout Systems' UNISON architecture optimizes the NetScout probes to provide monitoring-level visibility into switched network architectures. With the NetScout family, the network administrator can choose different price points matching the performance needs of the network. NetScout probes are the recommended data sources for Network General's Service Level Manager to provide visibility into networks which are not adequately instrumented with embedded RMON or MIB data sources. The NetScout RMON console provides access to all nine levels of RMON data gathered by the NetScout probes and is available for Sun, Hewlett-Packard and IBM UNIX-based workstations as well as Microsoft Windows-based management stations.

    NETWORK GENERAL REPORTER. The Company's reporter applications use information provided by Distributed Sniffer System and the Sniffer Network Analyzer to document network performance with a range of reports including network usage over time, error summaries, baseline comparisons and other important network data. Reporter is available for Windows NT or UNIX platforms. These products save the end user time by providing a wide selection of preformatted reports; improve the end user's network knowledge by supplying reports on network status; and facilitate trend analyses by providing reports on historical information.

SERVICES

    Network General supports its products domestically on a direct basis and internationally through a combination of direct support and with the assistance of distributors. The Company offers a range of services, including product support, education and network consulting.

    Network General's products are typically sold with a support agreement of up to one year included in the sales price. Network General also offers support services for its products beyond this initial period, for a fixed fee, through its PrimeSupport program. Customers whose Network General products are covered under support agreements receive software updates, phone-in technical support, and various electronic support options. Support agreements also include repair coverage on all hardware components purchased from the Company. Warranty costs to date have not been significant.

    From fiscal year 1994 through fiscal year 1997, Network General expanded its sales efforts related to extended software service support agreements by promoting the purchase of these agreements at the time of the original product order. Because the Company recognizes the revenues from these agreements over the term of the agreement, sales of these agreements contributed to a significant increase in deferred revenue related to support services. In fiscal year 1997, the Company opened a technical assistance center in the United Kingdom to better serve its European end user and sales channel customers.

    The Company also offers a wide range of education services for its products, known as Sniffer University. The Company believes education creates increased awareness of and demand for the Company's products. In fiscal year 1997, Network General expanded its Sniffer University education program with a new training center in Woodbridge, New Jersey, its fifth training center in North America. Education courses are also conducted in over 40 major cities throughout the United States and 18 cities internationally, as well as at customer facilities.

    Network General offers consulting services which provide both proactive and reactive network services to customers. These services assist customers in deploying the Company's products throughout their networks, in integrating products with other network management systems, and in performing fault and performance analysis.

DISTRIBUTION, MARKETING AND CUSTOMERS

    DISTRIBUTION. Network General sells its products to end users in the United States and Canada primarily through its direct sales force (including a telesales organization) and, to a lesser extent, through resellers and systems integrators. The Company sells its products internationally to end users directly in several countries and through a combination of authorized distributors, resellers, and systems integrators worldwide and through an independent sales representative in the Middle East. The Company's distributors, resellers, and systems integrators do not receive sales commissions, but are entitled to purchase at a discount (relative to suggested end-user prices) for the products which they resell.

    UNITED STATES AND CANADIAN DIRECT SALES. In the United States and Canada approximately 75% of fiscal year 1997 revenues from this territory were derived from the Company's direct sales force. In an effort to expand its direct sales force in North America, in March 1995, the Company reacquired the exclusive right to distribute its products in Canada from Atelco, Limited ("Atelco") through an Asset Purchase Agreement. In connection with that agreement, the Company's wholly owned subsidiary, Network General (Canada) Limited hired a direct sales force of approximately 10 people from Atelco.

    UNITED STATES AND CANADIAN INDIRECT SALES. Network General also sells its products, to a lesser extent, to end users in the United States and Canada through authorized distributors, resellers and systems integrators. In fiscal year 1997, approximately 25% of U.S. and Canadian orders were generated through indirect channels and the Company intends to continue to leverage its North American indirect channels to contribute to order generation.

    INTERNATIONAL DISTRIBUTION. International sales accounted for approximately $65.6 million, $44.7 million and $31.0 million in revenues in fiscal 1997, 1996 and 1995, respectively. As of March 31, 1997, the Company had 72 employees whose responsibilities primarily included sales outside the United States, compared to 50 on March 31, 1996.

    The Company reestablished its direct sales efforts in France, Germany and Switzerland during fiscal year 1996 and in the United Kingdom, Australia and New Zealand during fiscal 1997. However, the Company generates most of its international revenues from sales by distributors, resellers and system integrators. No single distributor accounted for 10% or more of the Company's revenues in any one of the three fiscal years ended March 31, 1997, March 31, 1996 or March 31, 1995. The Company had 54 international distributors as of March 31, 1997, 46 as of March 31, 1996 and 56 international distributors as of March 31, 1995. Network General retains the option to terminate these relationships if sales quotas are not attained.

    Network General is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company generally offers 30 day net terms in the United States, Canada and Europe and 45 day net terms in other parts of the world. Collection of overdue receivables generally is more difficult overseas than it is in the United States. Prior to fiscal 1994, all sales outside of the United States were denominated in U.S. dollars. However, the

Company began to make direct sales in foreign currencies during fiscal year 1994. The amount of revenues from direct sales in foreign currencies was not a significant portion of international revenues in fiscal years 1994 through 1996, and the Company has not experienced any material adverse effects due to fluctuating exchange rates. With the increase of direct sales in foreign currencies to international markets in fiscal 1997, the Company began utilizing hedging arrangements to reduce its exposure against such risks.

    Network General's distributors, systems integrators, and resellers sell and represent other companies' products which have not been competitive with those of Network General. While Network General encourages these distributors, integrators, and resellers to focus on its products through marketing and support programs, there is risk they may give higher priority to products of other suppliers, thus reducing their efforts to sell Network General's products. In addition, these distributors, systems integrators and resellers may not have the resources to expand their operations to meet increased demand for Network General's products.

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

    CUSTOMERS. As of March 31, 1997, Network General has shipped over 85,000 units of its portable Sniffer Network Analyzer and Distributed Sniffer System products. Network General products are purchased by 80% of the Fortune 500 industrial companies. In addition, Network General has provided products to many leading education, government, health care, and service organizations. No single customer accounted for more than 10% of revenues during fiscal years 1997, 1996 or 1995.

    Many of Network General's customers have purchased multiple product components. Since the market for LAN and WAN fault and performance management tools and systems is subject to changing competitive forces and new functionality in products, it is difficult for Network General to precisely estimate the requirements of its customers and, therefore, the size of its potential market.

COMPETITION

    Network General currently experiences substantial competition from established and emerging computer, communications, intelligent network wiring, network management and test equipment companies and expects such competition to increase in the future. The primary competitor for Network General products is Hewlett-Packard Company ("HP"). HP has greater name recognition, more extensive engineering, manufacturing and marketing organizations and substantially greater financial, technological and personnel resources than those available to Network General. Other competitors include Azure Technologies Incorporated, Concord Communications, Kaspia Systems, DeskTalk Systems, Wandel & Goltermann, Inc., Shomiti Systems, Inc., embedded systems companies and other reporting and analysis vendors.

    Network General competes principally on the basis of the Company's reputation as a market leader in network fault and performance management. The Company believes this leadership position is a direct result of developing products and services that meet customers' changing requirements for network fault and performance management.

    Network General differentiates itself from the competition with a wide range of product offerings that deliver multivendor, multitopology, multiprotocol capabilities and standards-based solutions that work for these heterogeneous network environments. Network General has been able to compete successfully due to the functional advantage and multivendor interoperability of its products versus those of its competitors. Additional competitive advantages include Network General's product name recognition and relationships with other industry vendors to develop products that provide complementary fault and performance management capabilities, its services capabilities, strong distribution channels and existing customer relations.

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

    In 1995, the Company shipped Network General Reporter which collects information gathered by the Sniffer and Distributed Sniffer System products and generates reports for the end user. The Company also introduced in 1995 an add-on module for the Sniffer Network Analyzer to include Oracle protocol decodes. In September 1995 the Company began shipping the Fast Ethernet 10/100 Sniffer Network Analyzer, a fault and performance tool which monitors and analyzes both 10 and 100 megabits per second (Mbps) Ethernet networks. This product is the first analysis tool to provide visibility into new 100 Mbps Fast Ethernet networks, as well as 10 Mbps legacy Ethernet LANs. Other products released by the Company in 1995 include the Sniffer Server for FDDI and Sniffer Reporter for use in Windows applications.

    In 1996, the Company shipped the ATM Sniffer Network Analyzer which monitors and analyzes 155 MB/s asynchronous transfer mode (ATM) networks. The Company's development efforts in 1995 and 1996 led to the release of the ISDN Packages for the Sniffer Internetwork Analyzers. The ISDN Packages are available for both Basic Rate Interface and Primary Rate Interface and provide protocol decodes for National ISDN 1 and 2 (United States), EuroISDN (Europe), AT&T Custom, Northern Telecom and NTT ISNet (Japan) to support the various ISDN switch standards.

    In April 1996, Network General announced a new release of Sniffer Network Analyzer--Version 5.0, which includes Banyan expert and Novell 4.0 protocol decodes and incorporates enhancements which optimize Expert Analysis of high speed technologies such as FDDI and Fast Ethernet. Also in Version 5.0, the Company significantly enhanced the database analysis modules. Version 5.0 supports two database analysis modules, Oracle and Sybase/Microsoft and adds significant Expert analysis to both of these modules, including Expert analysis of the actual Structured Query Language (SQL) statements. Network General was the first company to release Expert analysis of network SQL requests for Oracle, Sybase, and Microsoft SQL databases.

    In June 1996, Network General started shipping Version 4.0 of its Distributed Sniffer System which included the new capabilities found in Version
5.0 of the Sniffer Network Analyzer. Network General also released the UNIX version of its Reporter product line, which reports on statistics gathered by Distributed Sniffer System servers.

    During fiscal 1997, Network General announced the new Service Level Manager product (SLM), based on the Company's three-tier Total Network Visibility architecture. The SLM product, which began shipping in February 1997, quickly won several important awards, including the award for Best of Show (Network Management category) award at the Networld+Interop industry conference in Atlanta. Network General started shipping Service Level Manager in February, 1997.

    In February 1997, Network General announced a new Sniffer WAN product, the WAN Sniffer Analyzer NB for notebook computers. The WAN Sniffer Analyzer NB, which extends WAN Sniffer product functionality to the laptop market, began shipping in March 1997.

    In March 1997, the Company completed its acquisition of 3DV Technology, Inc., a privately held, New Hampshire-based provider of software tools for evaluating and managing the performance of heterogeneous enterprise networks. The 3DV products include RouterPM, SwitchPM-TM-, and HubPM-TM-. These three products provide superior visibility into router, switch, and hub environments. The 3DV products, when combined with Network General's Service Level Manager, will create a suite of applications that can be used by network managers to further the goals of Total Network Visibility into their networks.

    In June, 1997, Network General began shipping its Fast Ethernet Notebook Sniffer Analyzer, the first notebook PC-based analyzer for 10 and 100 Mbps Ethernet networks. The Fast Ethernet Notebook uses a PCMCIA CardBus standard interface card in conjunction with the Expert Sniffer Analyzer software to provide a lightweight, convenient solution for analyzing Fast Ethernet networks.

    During fiscal 1997, 1996 and 1995, research and development expenses were approximately $30.9 million, $27.4 million and $20.0 million, respectively.

THIRD PARTY PRODUCTS

    To further spread the product line into all areas of network management, Network General Corporation announced in October, 1996, a partnership with Ganymede Software Inc. This agreement enables Network General and its distributors to resell Ganymede Software's Chariot network performance testing software worldwide. Furthering Network General's commitment to deliver Total Network Visibility, Chariot generates realistic application traffic, stress tests network links, and provides a true portrait of network performance so network managers can make intelligent changes to their network while minimizing risk of disruption to service. Also in March, Network General took an equity position in Ganymede Software, Inc. This equity investment will allow Ganymede and Network General to further the integration of the Sniffer and Chariot product lines.

    In July 1996, the Company announced a distribution agreement with Frontier Software Development (now known as NetScout Systems, Inc.). The agreement allows Network General to resell the entire NetScout RMON (remote monitoring management information base) product line and complement its other product offerings for Total Network Visibility.

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

PROPRIETARY RIGHTS AND LICENSES

    As of the end of fiscal year 1997, Network General held one patent in the WAN protocol analysis field (which the Company believes is not material to its business) and relies primarily upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. Because the LAN and WAN industry is characterized by rapid technological change, Network General relies principally upon innovative management, technical expertise, business partnerships, and marketing skills to develop, enhance and market its products.

EMPLOYEES

    As of March 31, 1997, Network General employed a total of 818 persons, including 461 in sales, marketing and services, 216 in product development and technical support, 30 in manufacturing, and 111 in management, administration and finance. During fiscal year 1997, the vast majority of research and development efforts and sales have been performed by Company employees rather than outside consultants or resellers. None of Network General's employees is represented by a labor union. Network General has experienced no work stoppages and believes its employee relations are good.

    Competition in the recruiting of personnel in the computer and communications industry is intense particularly in the research and development and sales arenas. Network General believes its future success will depend, in part, on its continued ability to hire and retain qualified management, marketing, sales and technical employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Network General and their ages as of June 1, 1997 are as follows:

NAME                              AGE                              POSITION
----------------------------     -----     ---------------------------------------------------------

Leslie G. Denend............          56   President, Chief Executive Officer and Director

David M. Carver.............          50   Executive Vice President, Chief Operating Officer

James T. Richardson.........          49   Senior Vice President, Chief Financial Officer and
                                             Assistant Secretary

John R. Stringer............          50   Senior Vice President, Worldwide Field Operations

Scott C. Neely..............          48   Vice President, General Counsel and Secretary

Bernard J. Whitney..........          40   Vice President and Controller

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

    Mr. Carver was promoted to Executive Vice President and Chief Operating Officer in January 1997. He served as Vice President of Services from November 1995 through January 1997. Prior to joining Network General, Mr. Carver was an independent consultant affiliated with Institutional Venture Partners, from April 1994 to October 1995. From 1974 to March 1994, Mr. Carver held various positions in marketing and general management functions at Hewlett Packard Company, most recently as Software Business Manager responsible for Hewlett Packard Customer Support business unit.

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

    Mr. Stringer was promoted to Senior Vice President, Worldwide Field Operations in October 1996. He served as the Company's Vice President, North American Sales from January 1995 to October 1996. Prior to joining Network General, Mr. Stringer served from July 1992 to December 1994 as Vice President and General Manager, Worldwide Marketing and Sales, for IT Corporation of America, a provider of computer outsourcing services to financial institutions in South America. From November 1990 to June 1992, Mr. Stringer was a consultant advising with respect to alternative sales channels of distribution, new business development and acquisitions.

    Mr. Neely was named Vice President, General Counsel and Secretary in February 1997. From November 1994 until joining Network General, Mr. Neely held similar positions for Phoenix Technologies Ltd., a supplier of standards-based system enabling software for the personal computer and information appliance industries. For more than three years prior to that, Mr. Neely served as Vice President, General

Counsel and Assistant Secretary of The ASK Group, Inc. a developer of application software and relational database software products.

    Mr. Whitney was named Vice President and Controller in May 1996. He joined Network General in June 1995 as Corporate Controller. Prior to joining Network General, he worked for Conner Peripherals, Inc., a hard disk drive and storage solutions manufacturer, serving in a variety of positions in corporate finance from February 1987 to June 1995, most recently as Assistant Corporate Controller.

ITEM 2.  PROPERTIES

    Network General's principal administrative, marketing, manufacturing and product development facilities consist of approximately 170,000 square feet in buildings in Menlo Park, California. Network General occupies this space under lease agreements that expire no later than June 2002 (with a five year extension option). In addition, Network General leases development facilities in Oak Brook, Illinois and Beaverton, Oregon. The Company also maintains sales offices in the United States and Canada and sales offices in Belgium, France, Germany, Italy, Switzerland, the United Kingdom, Singapore, Australia and Hong Kong. Total rent expense was approximately $6,092,000, $4,785,000 and $4,115,000 in fiscal years 1997, 1996 and 1995, respectively.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various suits and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK LISTING

    Network General's common stock is traded on the NASDAQ National Market under the symbol NETG. As of May 31, 1997, there were 42,724,094 shares of common stock outstanding held by 413 stockholders of record.

PRICE RANGE OF COMMON STOCK

                                                                                 FISCAL 1997           FISCAL 1996
                                                                             --------------------  --------------------
                                                                               HIGH        LOW       HIGH        LOW
                                                                             ---------  ---------  ---------  ---------
First Quarter..............................................................  $   27.00  $   18.19  $   14.28  $   11.53
Second Quarter.............................................................      26.31      16.06      21.87      12.81
Third Quarter..............................................................      30.25      22.19      22.12      16.31
Fourth Quarter.............................................................      29.75      19.63      22.00      15.06

DIVIDEND INFORMATION

    Network General has never declared cash dividends and presently intends to continue this policy.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA

                                                                          YEAR ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                           1997        1996        1995        1994       1993
                                                        ----------  ----------  ----------  ----------  ---------

                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $  240,668  $  188,845  $  139,755  $  114,900  $  86,483
Income from operations................................      38,577      35,438      31,768      13,915     10,415
Net income............................................      25,093      27,425      25,411      11,276      8,645
Earnings per share....................................  $     0.55  $     0.60  $     0.57  $     0.27  $    0.22
Weighted average common and common equivalent shares
  outstanding.........................................      45,703      45,822      44,626      42,346     39,614

CONSOLIDATED BALANCE SHEET DATA

                                                                            AS OF MARCH 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------

                                                                             (IN THOUSANDS)
Working capital......................................  $  124,018  $  125,841  $  101,536  $   65,457  $   41,014
Total assets.........................................     263,271     223,330     196,190     160,846     132,033
Long-term obligations................................       3,860       3,248       2,225       2,134       1,555
Total stockholders' equity...........................     179,396     180,117     165,587     132,283     109,562

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                         --------------------------------------------------------------------------------------
                                         MAR. 31,   DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,  JUNE 30,
                                           1997       1996       1996       1996       1996       1995       1995       1995
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                        (IN THOUSANDS, EXCEPT PER SHARE AND STOCK PRICE AMOUNTS)
Revenues...............................  $  68,005  $  65,438  $  55,545  $  51,680  $  53,786  $  51,590  $  43,729  $  39,740
Gross margin...........................     50,505     48,326     41,438     38,707     41,220     39,430     33,655     30,619
Income (loss) from operations..........     (1,950)    17,189     12,533     10,805     13,130     12,057      1,650      8,601
                                              (685)    18,715     14,138     12,496     14,891     13,776      3,510     10,347
Income (loss) before provision for
  income taxes.........................
Net income (loss)......................     (6,425)    13,007      9,826      8,685     10,350      9,574        310      7,191
Earnings (loss) per share..............      (0.15)      0.28       0.22       0.19       0.22       0.21       0.01       0.16
Price range of common stock............     29.75-     30.25-     26.31-     27.00-     22.00-     22.12-     21.87-     14.28-
                                             19.63      22.19      16.06      18.19      15.06      16.31      12.81      11.53

------------------------

(1) Amounts for fiscal year 1993 have been restated in order to comply with Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION".

(2) All periods reflect combined results for Network General Corporation and its subsidiaries, including ProTools, Inc. ("ProTools"), a wholly owned subsidiary of Network General Corporation. ProTools was acquired in January 1994 and the merger was accounted for as a pooling of interests. Accordingly, the financial statements for prior periods have been restated to include the results of ProTools. Total charges related to the merger were approximately $4,903,000, or $0.09 per share, and were recorded in the fourth quarter of fiscal year 1994.

(3) Second quarter fiscal year 1996 results of operations include charges of $7,153,000, or $0.17 per share, related to acquired in-process research and development in connection with the acquisition of AIM Technology ("AIM") in a transaction in September 1995 accounted for as a purchase. Accordingly, the results of operations of AIM have been included in the results of the Company from the date of acquisition.

(4) Fourth quarter fiscal year 1997 results of operations include charges of $19,504,000, or $0.43 per share, related to acquired in-process research and development in connection with the acquisition of 3DV Technology, Inc. ("3DV") in a transaction on March 31, 1997 accounted for as a purchase.

(5) Fiscal year 1996 and prior periods reflect the 2-for-1 stock split, in the form of a stock dividend, approved by the Company's Board of Directors which was effective May 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS

                                                          1997          CHANGE          1996          CHANGE         1995
                                                      -------------  -------------  -------------  -------------  ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues............................................  $  240,668             27%    $  188,845              35%   $  139,755
Gross margin........................................     178,976             23%       144,924              34%      107,956
Percentage of revenues..............................       74%                           77%                         77%
Operating expenses..................................      140,399  (1)          28  %     109,486  (1)           44 %     76,188
Percentage of revenues..............................       58%                           58%                         55%
Net income..........................................       25,093             (9)%       27,425               8 %     25,411
Earnings per share(2)...............................         0.55  (3)          (8)%        0.60  (4)            5 %       0.57

------------------------

(1) Exclusive of acquisition and related non-recurring costs, operating expenses would have been $120,895,000 in 1997 and $102,333,000 in 1996.

(2) Fiscal year 1996 and prior periods reflect the 2-for-1 stock split, in the form of a stock dividend, approved by the Company's Board of Directors which was effective May 1996.

(3) Exclusive of the costs associated with the acquisition of 3DV in the fourth quarter, earnings per share for fiscal year 1997 would have been $0.98.

(4) Exclusive of the costs associated with the acquisition of AIM in the second quarter, earnings per share for fiscal year 1996 would have been $0.77.

REVENUES

SOURCES OF REVENUES                                            1997        CHANGE         1996        CHANGE         1995
----------------------------------------------------------  ----------  -------------  ----------  -------------  ----------
                                                                                     (IN THOUSANDS)
Domestic..................................................  $  175,056           21%   $  144,144           33%   $  108,773
International.............................................      65,612           47%       44,701           44%       30,982
                                                            ----------                 ----------                 ----------
Total revenues............................................  $  240,668           27%   $  188,845           35%   $  139,755
                                                            ----------                 ----------                 ----------
                                                            ----------                 ----------                 ----------

    Revenues for the fiscal year ended March 31, 1997 increased 27% to $240,668,000 compared to fiscal year 1996 revenues of $188,845,000. Fiscal year 1996 revenues increased 35% over fiscal year 1995 revenues. In both fiscal years, revenue growth was fueled by continued acceptance of the Company's tool and system products and services offerings, as well as expansion into indirect channels and international markets. The Company plans to continue expansion into indirect channels and international markets in fiscal year 1998.

    Domestic revenues increased 21% to $175,056,000 for fiscal year 1997 compared to $144,144,000 for fiscal year 1996. The decrease in the domestic growth rate from fiscal year 1996 to fiscal year 1997 is the result of the Company's focus on growth in international markets, especially Europe, and increased competition in domestic markets. Fiscal year 1996 domestic revenues increased 33% compared to $108,773,000 for fiscal year 1995.

    International revenues increased 47% for fiscal year 1997 compared to fiscal 1996. European revenues grew 54% from fiscal year 1996 to fiscal year 1997 as a result of the Company's European sales strategy involving both direct and indirect sales channels. Pacific Rim, Latin American and Canadian revenues increased 42% from fiscal year 1996 to fiscal year 1997 as a result of increased sales volumes by the Company's exclusive partner in Japan as well as increased sales volumes in Australia, Canada and Korea. Fiscal year 1996 international revenues increased 44% over fiscal year 1995 international revenues.

SOURCES OF REVENUES                                               1997       CHANGE       1996       CHANGE       1995
-------------------------------------------------------------  ----------  -----------  ---------  -----------  ---------
                                                                                     (IN THOUSANDS)
Tool products(1).............................................  $  121,199         27%   $  95,310         30%   $  73,114
  PERCENTAGE OF TOTAL REVENUES...............................     50%                      51%                     52%
System products(2)...........................................      68,433         19%      57,346         44%      39,872
  PERCENTAGE OF TOTAL REVENUES...............................     29%                      30%                     29%
Subtotal product revenues....................................     189,632         24%     152,656         35%     112,986
  PERCENTAGE OF TOTAL REVENUES...............................     79%                      81%                     81%
Services(3)..................................................      51,036         41%      36,189         35%      26,769
  PERCENTAGE OF TOTAL REVENUES...............................     21%                      19%                     19%
Total revenues...............................................     240,668         27%     188,845         35%     139,755

------------------------

(1) Tool Products include revenues from the Sniffer Network Analyzer ("Sniffer") local area network (LAN) analysis products, wide area network
    (WAN) analysis products, the NETSYS Technologies, Inc. line of connectivity and performance tools, the Ganymede Software, Inc. line of Chariot network performance test tools and royalties from license agreements. In both fiscal years 1996 and 1995, revenues from Tool Products also include Sniffer product rentals.

(2) System Products consist of revenues from the Distributed Sniffer System analysis products, performance measurement analysis products, the Foundation probe and agent remote monitoring products, the SharpShooter monitoring products, the DATACOM Systems, Inc. line of network switching devices and NetScout Systems, Inc. (formerly known as Frontier Software Development, Inc.) line of NetScout remote monitoring products.

(3) Services revenues include first-year warranty revenues as defined by Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION," and revenues from software support, maintenance contracts and education and consulting services. In fiscal 1997, services revenues also include Sniffer product rentals.

    The Company's tool products revenues increased 27% for fiscal year 1997 to $121,199,000 from $95,310,000 for fiscal year 1996. Fiscal year 1996 tool products revenues increased 30% from $73,114,000 in fiscal year 1995. The growth in both periods reflects continued expansion in the customer base for the Company's Sniffer Network Analyzer products which accounted for substantially all of the Company's tool products revenue in fiscal years 1997, 1996 and 1995. Tool products revenues represented 50% of total revenues in fiscal year 1997 compared to 51% in fiscal year 1996 and 52% in fiscal year 1995.

    Revenues for fiscal year 1997 included $68,433,000 of system products revenues, a 19% increase, compared to $57,346,000 for fiscal year 1996. The decrease in the growth rate of system products revenues from fiscal year 1996 to fiscal year 1997 was due to increased competition and the growth in indirect channel sales which are comprised primarily of tool products and services. Fiscal year 1996 system products revenues increased 44% from $39,872,000 in fiscal year 1995. The Distributed Sniffer System analysis products accounted for the majority of the Company's systems product revenues in fiscal years 1997, 1996 and 1995.

    Services revenues include revenues from software support, maintenance contracts, and education and consulting services, as well as those revenues from the first year warranty period of customer support which have been deferred and recognized in accordance with Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION." For fiscal year 1997, services revenues increased 41% to $51,036,000 compared to $36,189,000 for fiscal year 1996. Fiscal year 1996 services revenues increased 35% from $26,769,000 in fiscal year 1995. The increase in services revenues resulted from growth in all categories of services revenues but principally due to the growth of the installed customer base and the resulting renewal of maintenance contracts. In addition, demand increased for the Company's education and consulting services. As a percentage of total revenues, services revenues represented 21% of revenues in fiscal year 1997 and 19% of revenues in each of fiscal years 1996 and 1995.

GROSS MARGIN

    Cost of revenues consists of manufacturing costs, cost of services, royalties and warranty expenses. Gross margin as a percentage of revenues decreased to 74% for fiscal year 1997 from 77% in each of fiscal years 1996 and 1995. The decrease resulted from: changes in the mix of products sold (increased sales of third party products and platforms which have a lower gross margin than the Company's own products); higher growth in services revenues which have historically lower gross margins than those of the Company's products; and increased market pressure to reduce prices or offer higher price discounts on the Company's products. The Company expects to continue offering third party products and platforms and to grow its services business, but also intends to increase its sales and licensing of internally developed products and reduce certain of its platform resale activities. During fiscal year 1997, the Company was able to offset the impact of reduced gross margins with a reduction in operating expenses as a percentage of revenues. There can be no assurance the Company will be able to offset reduced gross margins through continued cost management.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses increased 19% to $74,638,000 in fiscal year 1997 compared to $62,533,000 in fiscal year 1996. Fiscal year 1996 sales and marketing expenses increased 33% compared to fiscal year 1995 sales and marketing expenses of $47,049,000. The increases in fiscal years 1997 and 1996 were due primarily to increased staffing, commission expenses and promotional activities required to support increased sales volumes. As a percentage of revenues, sales and marketing expenses decreased to 31% in fiscal year 1997 compared to 33% and 34% in fiscal years 1996 and 1995, respectively. The decrease is attributable to the increased use of indirect distribution channels to sell the Company's products and services, thereby reducing the amount of direct selling costs related to such sales of the Company's products and services.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $30,891,000 in fiscal year 1997 compared to $27,417,000 in fiscal year 1996 and $19,968,000 in fiscal year 1995. As a percentage of revenues, research and development expenses decreased to 13% for fiscal year 1997, compared to 15% and 14% in fiscal years 1996 and 1995, respectively. The percentage decrease between fiscal year 1997 and 1996 resulted from significant expenses incurred in fiscal year 1996 to support accelerated development efforts of high speed network technology products. The increase in actual spending was a result of increased staffing and equipment expense to support growth in the Company's breadth of product and services offerings. The Company believes continued commitment to research and development is required to remain competitive and, as such, expects research and development expenses in absolute dollars to increase in fiscal year 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for fiscal year 1997 increased 24% to $15,366,000 compared to $12,383,000 for fiscal year 1996. Fiscal year 1996 expenses increased 35% compared to expenses of $9,171,000 for fiscal year 1995. The increase in general and administrative expenses in both fiscal years was primarily due to increased staffing to support operations. General and administrative expenses as a percentage of revenues were 6% in fiscal year 1997 and 7% for each of fiscal years 1996 and 1995, respectively.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    Acquired in-process research and development was $19,504,000 in fiscal year 1997 and $7,153,000 in fiscal year 1996. Acquired in-process research and development in 1997 reflects the value of development projects in process at the time of the acquisition of 3DV Technology, Inc. ("3DV") which was charged to operations on March 31, 1997, the effective date of the acquisition. Acquired in-process research and development in fiscal year 1996 reflects the value of development projects in process at the time of the acquisition of AIM Technology ("AIM") which was charged to operations in the second quarter of fiscal year 1996. In both fiscal years, the amount allocated to acquired in-process research and development related to projects which had not reached technological feasibility and had no probable alternative future uses. (See Note 2 of Notes to Consolidated Financial Statements.)

    There were no acquired in-process research and development charges in fiscal year 1995.

INTEREST INCOME, NET

    Interest income, net decreased 14% to $6,087,000 in fiscal year 1997 compared to $7,086,000 in fiscal year 1996. The decrease in interest income is primarily the result of the repositioning of a portion of the Company's investment portfolio from taxable U.S. debt to tax-exempt municipal securities which paid lower pre-tax interest income. Interest income, net increased 33% in fiscal year 1996 compared to $5,328,000 in fiscal year 1995 as a result of higher balances of cash equivalents and marketable securities, as well as an investment diversification from tax-free municipal to taxable U.S. debt securities which paid higher pre-tax interest during fiscal year 1996. Due to the Company's continued commitment to its systematic share repurchase program and the reduction in cash balances available for investment as a result of the 3DV acquisition at the end of fiscal 1997, interest income is expected to decline in fiscal 1998.

PROVISION FOR INCOME TAXES

    The provision for income taxes was 43.8% for fiscal year 1997, compared to 35.5% for fiscal year 1996 and 31.5% for fiscal year 1995. Excluding the impact of the 3DV acquisition during fiscal year 1997 and the impact of the AIM acquisition during fiscal year 1996, the provision for income taxes would have been 30.5% in each of fiscal years 1997 and 1996. Excluding the impact of the 3DV acquisition, the fiscal year 1997 provision rate of 30.5% resulted from the Company's ability to utilize certain operating loss carryforwards. Substantially all of these operating loss carryforwards were fully utilized at the end of fiscal year 1997 and, as a result, the provision for income taxes is expected to be between 33% and 35% in fiscal year 1998.

EARNINGS PER SHARE

    Earnings per share for fiscal year 1997 decreased 8% to $0.55 per share compared to $0.60 per share in fiscal year 1996. Excluding one-time charges to write-off acquired in-process research and development related to 3DV in fiscal year 1997 and AIM in fiscal year 1996, earnings per share would have been $0.98 and $0.77 in fiscal years 1997 and 1996, respectively. Excluding these one-time charges, the increase in earnings per share from fiscal year 1996 to fiscal year 1997 was due to increased revenues and gross margin dollars and lower operating expenses as a percentage of revenues. Excluding the effect of AIM, earnings per share for fiscal year 1996 increased 35% over fiscal year 1995 earnings per share of $0.57.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities increased $16,842,000, $22,683,000, and $37,355,000 in fiscal years 1997, 1996 and 1995, respectively.
The primary source of these funds in all periods was cash provided by operating activities, as well as proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans.

    Net cash generated from operations in fiscal year 1997 was $52,794,000 compared to $39,873,000 in fiscal year 1996 and $33,144,000 in fiscal year 1995. The primary source of these funds was net income before depreciation and amortization for all periods. The net increase in 1997, after adjustments related to depreciation, amortization and acquired in-process research and development, reflects increases in accounts payable and accrued liabilities and deferred revenue, offset by increases in accounts receivable and deferred taxes, net. The net increase in fiscal year 1996, after adjustments related to depreciation, amortization and acquired in-process research and development, reflects increases in accounts payable and accrued liabilities and deferred revenue, offset by an increase in accounts receivable. The net increase in fiscal year 1995, after adjustments related to depreciation and amortization, reflects a decrease in deferred taxes, net, an increase in deferred revenue and reductions in accounts receivable, partially offset by an increase in inventories and prepaid expenses and other assets.

    Net cash used in investing activities was $12,014,000, $11,748,000, and $26,373,000 during fiscal years 1997, 1996 and 1995, respectively. Net cash used in investing activities during fiscal 1997, 1996 and 1995 reflects purchases of investments and net additions to property and equipment, offset by proceeds from the sales/maturities of investments reinvested in cash and cash equivalents. Additionally, the Company used cash of $6,501,000 to complete the purchase of AIM in fiscal 1996.

    Net cash used in financing activities during fiscal 1997 was $26,182,000. The primary use of those funds was to repurchase 2,200,000 shares of the Company's common stock at an average price of $24.07 per share, partially offset by proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. Net cash used in financing activities was $12,895,000 for fiscal year 1996. The primary use of those funds was to repurchase 1,700,000 shares of the Company's common stock at an average price of $18.16, which was partially offset by proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans. Net cash provided by financing activities was $7,893,000 for fiscal year 1995. The primary source of those funds was proceeds from the issuance of common stock under the Company's stock option and employee stock purchase plans, partially offset by repurchases of 790,000 shares of the Company's common stock at an average price of $11.08. As of March 31, 1997, the Company was authorized to repurchase up to an additional 3,310,000 of its shares on the open market. The Company anticipates it will continue its systematic share repurchase program.

    As of March 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents, marketable securities and long-term investments totaling $164,901,000. The Company currently has no outstanding bank borrowings nor any established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("SFAS 128") which is required to be adopted by the Company in its third quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share amounts for all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect the effect of adopting SFAS 128 to have a material impact on earnings per share.

BUSINESS RISKS

    The following is a summary of risks affecting the business and results of Network General Corporation ("Network General") and should be read in conjunction with the description of the Company's business contained in the other sections of the Company's Form 10-K for the year ended March 31, 1997 (the "1997 10-K").

    FLUCTUATIONS IN PERIODIC RESULTS. The Company's operating results can vary substantially from period to period. In April 1997, the Company announced that it expected its earnings growth rate for the first half of fiscal 1998 to be lower than it was in fiscal 1997. Management expects the lower growth rate to be a result of a number of factors, including lower order growth rates than experienced in recent periods, increased staffing in the Company's research and development, direct sales and service organizations, anticipated decreases in investment balances, the dilutive effect of 3DV operations and a higher planned tax rate. The Company's order rates for the first two months of the first quarter of fiscal year 1998 were lower, as a percentage of quarterly planned orders, than the Company had experienced during its fiscal year 1997 quarters. There can be no assurance that the Company's actual results will meet the operating plan for fiscal year 1998 or any particular quarter.

    The timing and amount of the Company's product revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter extremely uncertain. Historically, the Company has not maintained a significant level of backlog and, as a result, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. During fiscal 1997, the Company generally experienced a trend toward higher order receipts toward the end of each month of a quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter than in fiscal 1996, which makes predicting results more difficult. The timing of closing of large product sales or licensing transactions increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results.

    Over the last two fiscal years, gross margin as a percentage of revenue declined from 77% to 74% due principally to three factors: increased sales of third party products which generally have lower gross margins for the Company; increased revenue attributable to services which have a high labor cost; and increased pressure to reduce prices or grant higher price discounts. The Company has been successful in offsetting these declines in gross margin by controlling operating expenses. If the Company is unable to continue to offset future gross margin declines, if any, by continued control of operating expenses, the Company's operating results could be materially adversely affected.

    Planned operating expenses are normally targeted to planned revenue levels for the period and are incurred ratably throughout the period. If expenses remain relatively fixed, but the Company's revenues are less than planned in any quarter, Network General's operating results would be adversely affected for that quarter. Recently the Company has experienced a trend toward higher order rates and revenue shipments in the last month of a quarter. These trends make it more difficult to minimize the impact of a revenue shortfall by reducing spending levels. In addition, incurring unplanned expenses could adversely affect operating results for the period in which such expenses are incurred.

    Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the Company's stock price.

    CUSTOMER PURCHASE DECISIONS. The products offered by the Company may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are cancelled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any such cancellation or delay could adversely affect the Company's operating results.

    PRODUCT DEVELOPMENT. Network General's long-term success will depend on its ability to enhance its product offerings and to introduce new products on a timely and cost-effective basis which meet the needs of its current and future customers. The Company remains committed to adding new technologies and products through continued investments in research and development and through strategic acquisitions. During fiscal year 1997, the Company announced its Total Network Visibility open application architecture intended to provide enterprise-wide management of complex heterogeneous client-server environments. The success of the architecture is dependent on the development of applications to help manage key areas of interest for users and customer acceptance of those applications. However, there can be no assurance Network General will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Network General has, from time to time, experienced delays in introducing new products. While the Company believes such delays have not been materially harmful to the Company's business or reputation, future delays could adversely impact acceptance of and revenue generated from the sale of any delayed products.

    INTEGRATION OF 3DV TECHNOLOGY, INC. The Company acquired 3DV with the expectation the acquisition would result in beneficial synergies for the combined operation, including the enhancement of the suite of products offered by the Company's Systems Technology Business Unit. That suite of products requires the successful integration of both technology (key 3DV technology with the Company's Total Network Visibility architecture) and personnel (the engineering departments of 3DV and the Company's Systems Technology Business
Unit), as well as customer acceptance of the 3DV technology. In addition, the Company intends to continue selling 3DV products on a standalone basis for the foreseeable future, the success of which is dependent on the integration of the two companies' sales forces and the training of Network General's sales force as to 3DV products. There can be no assurance the integration of technology, engineering departments or sales organizations will be successful or will not take longer than anticipated.

    INTERNATIONAL SALES AND ACTIVITIES. Revenues derived from Network General's international operations continue to increase in absolute dollars as well as a percentage of total revenues. Europe is one of the Company's key international markets. The Company's selling strategy in Europe continues to transition from indirect to direct selling. Additionally, management believes that there is some weakening in the European market for networking products. These factors may limit the Company's ability to achieve its growth objectives in Europe in the near term. While most of the Company's sales or license transactions are U.S. dollar denominated, a growing number of transactions, particularly in Europe, are invoiced in local currency. The Company has sales and support offices throughout Europe and, to a lesser extent, the Pacific Rim and Latin American territories. Expenses of the overseas operations are incurred in local currency. Accordingly, Network General has exposure for potential losses in the value of foreign currency transactions relative to the U.S. dollar between the time the transaction is entered on the Company's financial statements and the time the receivable or expense is paid. To minimize the impact of foreign currency fluctuations, the Company maintains a hedging program to cover forecasted foreign currency based transaction exposures. The current program uses foreign exchange forward contracts and may, in the future, include other means such as foreign currency option contracts. There can be no assurance the Company's hedging program will continue to minimize any adverse impact of foreign currency exchange rate fluctuations. Also, Network General's operations could be adversely affected by other factors associated with international operations such as uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties staffing and managing foreign operations.

    COMPETITION. As described in the Business section of this document, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Some of these companies have greater financial, technological and personnel resources than those of Network General. The smaller competitors are often willing to offer lower pricing or other favorable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.

    RETENTION OF KEY PERSONNEL. The Company's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Network General competes for engineers for its development organizations principally in California's Silicon Valley and in Oregon against companies with far greater resources and broader focus in the networking industry. It vies for all of its personnel with other members of the networking product industry, where competition for such personnel is intense and is expected to remain so for the foreseeable future. Failure to retain and grow its key employee population could adversely affect Network General's business and operating results.

    INTELLECTUAL PROPERTY. The Company relies on a combination of trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in its products. There can be no assurance these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Network General's products. There has been a trend toward litigation regarding patent and other intellectual property rights in the software industry. Although there are currently no lawsuits pending against the Company regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operation. Any such suit, whether or not having merit, would be costly to the Company in terms of employee time and defense costs and could materially adversely affect Network General and its business, financial condition and results of operations. If an infringement or misappropriation claim is asserted against Network General, the Company may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms or at all. Failure to obtain a license on commercially reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

    SALES CHANNELS. The Company has expanded its use of indirect product resale channels in certain territories (particularly North America) and has added a direct sales force in other territories (particularly Europe) previously served only by indirect sales channels. The existence of direct and indirect sales channels may lead to conflict for the same customer, pressure by current and prospective customers for price reductions on the Company's products and reductions in the Company's gross margin and operating profit. In addition, the success of a direct sales organization in a territory formerly covered by an independent distributor is dependent on a number of factors, including the ability to attract and retain qualified sales personnel, timely and effective training of the sales force and obtaining access to and penetrating the prospective customer base previously addressed by the prior reseller. For certain countries, the Company maintains a resale agreement with a single reseller that either has exclusive distribution rights for the territory or has no other Network General reseller competing with it in the territory. The failure of such a reseller to perform its sales generation and support obligations under the distribution agreement could adversely affect the Company's revenue from, and reputation with, customers in the territory.

    SUPPLIER DEPENDENCE. Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its products so as to ensure an available supply of the product for its customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders which could materially adversely affect the Company's results of operations. If the Company's purchase of such components or platforms exceeds demand, the Company could incur losses or other charges in disposing of excess inventory, which could also materially adversely affect the Company's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE NUMBER
                                                                                  -----------------
Consolidated Balance Sheets.....................................................             27
Consolidated Statements of Income...............................................             28
Consolidated Statements of Stockholders' Equity.................................             29
Consolidated Statements of Cash Flows...........................................             30
Notes to Consolidated Financial Statements......................................             31
Report of Independent Public Accountants........................................             41

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                                SHARE AND PER
                                                                                                SHARE AMOUNTS)
                                                      ASSETS

Current Assets:
  Cash and cash equivalents...............................................................  $   48,778  $   34,180
  Marketable securities...................................................................      83,661      81,417
  Accounts receivable, net of allowances of $3,411 in 1997 and $2,445 in 1996.............      51,461      34,043
  Inventories.............................................................................       5,307       4,863
  Prepaid expenses and deferred tax assets................................................      14,826      11,303
                                                                                            ----------  ----------
    Total current assets..................................................................     204,033     165,806

Property and Equipment:
  Demonstration and rental equipment......................................................      10,500       9,968
  Office and development equipment........................................................      34,732      27,443
  Leasehold improvements..................................................................       5,680       2,771
                                                                                            ----------  ----------
                                                                                                50,912      40,182
  Less--accumulated depreciation and amortization.........................................     (30,035)    (23,006)
                                                                                            ----------  ----------
    Net property and equipment............................................................      20,877      17,176

Long-term investments.....................................................................      32,462      37,139
Other assets..............................................................................       5,899       3,209
                                                                                            ----------  ----------
                                                                                            $  263,271  $  223,330
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable........................................................................  $   28,173  $    4,300
  Accrued liabilities.....................................................................      20,626      14,749
  Deferred revenue........................................................................      31,216      20,916
                                                                                            ----------  ----------
    Total current liabilities.............................................................      80,015      39,965

Long-term deferred revenue and taxes......................................................       3,860       3,248

Stockholders' Equity:
  Preferred stock--$.01 par value
    Authorized--2,000,000 shares
    Outstanding--none.....................................................................      --          --
  Common stock--$.01 par value
    Authorized--100,000,000 shares
    Issued--43,248,588 shares at March 31, 1997 and 46,068,302 shares at March 31, 1996...         432         461
  Additional paid-in capital..............................................................      62,072     127,482
  Retained earnings.......................................................................     116,892      91,799
  Less treasury stock, at cost--2,490,000 shares at March 31, 1996........................      --         (39,625)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     179,396     180,117
                                                                                            ----------  ----------
                                                                                            $  263,271  $  223,330
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                     YEARS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS)
Revenues:
  Product....................................................................  $  189,632  $  152,656  $  112,986
  Services...................................................................      51,036      36,189      26,769
                                                                               ----------  ----------  ----------
Total revenues...............................................................     240,668     188,845     139,755

Cost of Revenues:
  Product....................................................................      46,493      33,072      23,437
  Services...................................................................      15,199      10,849       8,362
                                                                               ----------  ----------  ----------
Total cost of revenues.......................................................      61,692      43,921      31,799
                                                                               ----------  ----------  ----------
  Gross margin...............................................................     178,976     144,924     107,956

Operating Expenses:
  Sales and marketing........................................................      74,638      62,533      47,049
  Research and development...................................................      30,891      27,417      19,968
  General and administrative.................................................      15,366      12,383       9,171
  Acquired in-process research and development...............................      19,504       7,153      --
                                                                               ----------  ----------  ----------
Total operating expenses.....................................................     140,399     109,486      76,188
  Income from operations.....................................................      38,577      35,438      31,768
Interest income, net.........................................................       6,087       7,086       5,328
                                                                               ----------  ----------  ----------
  Income before provision for income taxes...................................      44,664      42,524      37,096
Provision for income taxes...................................................      19,571      15,099      11,685
                                                                               ----------  ----------  ----------
Net income...................................................................  $   25,093  $   27,425  $   25,411
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings per share...........................................................  $     0.55  $     0.60  $     0.57
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common and common equivalent shares outstanding.............      45,703      45,822      44,626
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK         ADDITIONAL
                                           -------------------------   PAID-IN     RETAINED    TREASURY
                                              SHARES       AMOUNT      CAPITAL     EARNINGS     STOCK       TOTAL
                                           ------------  -----------  ----------  ----------  ----------  ----------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE MARCH 31, 1994...................    41,919,530   $     420   $   92,900  $   38,963  $   --      $  132,283

Issuance of common stock under the
  Employee Stock Purchase Plan at
  $6.80-$6.85 per share..................       239,778           2        1,635      --          --           1,637
Exercise of stock options at $.01-$10.25
  per share..............................     2,291,106          23       10,106      --          --          10,129
Tax benefit of stock options.............       --           --            4,882      --          --           4,882
Repurchase of common stock at
  $8.37-$14.44 per share.................       --           --           --          --          (8,755)     (8,755)
Net income...............................       --           --           --          25,411      --          25,411
                                           ------------       -----   ----------  ----------  ----------  ----------
BALANCE MARCH 31, 1995...................    44,450,414         445      109,523      64,374      (8,755)    165,587

Issuance of common stock under the
  Employee Stock Purchase Plan at
  $10.57-$13.97 per share................       176,584           2        2,155      --          --           2,157
Exercise of stock options at $2.19-$16.31
  per share..............................     1,441,304          14        9,459      --          --           9,473
Tax benefit of stock options.............       --           --            6,345      --          --           6,345
Repurchase of common stock at
  $11.87-$21.81 per share................       --           --           --          --         (30,870)    (30,870)
Net income...............................       --           --           --          27,425      --          27,425
                                           ------------       -----   ----------  ----------  ----------  ----------
BALANCE MARCH 31, 1996...................    46,068,302         461      127,482      91,799     (39,625)    180,117

Issuance of common stock under the
  Employee Stock Purchase Plan at
  $14.98-$15.09 per share................       198,518           2        2,984      --          --           2,986
Exercise of stock options at $0.33-$20.00
  per share..............................     1,671,768          16       15,259      --          --          15,275
Tax benefit of stock options.............       --           --            8,874      --          --           8,874
Repurchase of common stock at
  $17.63-$28.13 per share................       --           --           --          --         (52,949)    (52,949)
Retirement of treasury stock.............    (4,690,000)        (47)     (92,527)     --          92,574      --
Net income...............................       --           --           --          25,093      --          25,093
                                           ------------       -----   ----------  ----------  ----------  ----------
BALANCE MARCH 31, 1997...................    43,248,588   $     432   $   62,072  $  116,892  $   --      $  179,396
                                           ------------       -----   ----------  ----------  ----------  ----------
                                           ------------       -----   ----------  ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED MARCH 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................  $    25,093  $    27,425  $    25,411
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................       11,524        9,201        6,837
  Deferred taxes, net......................................................       (4,278)        (516)       2,599
  Acquired in-process research and development.............................       19,504        7,153      --
  Changes in operating assets and liabilities, net of effects from purchase of 3DV Technology, Inc. and AIM Technology:
    Accounts receivable....................................................      (16,993)     (14,896)       1,638
    Inventories............................................................         (444)        (637)      (2,194)
    Prepaid expenses and other assets......................................         (663)       1,058       (3,405)
    Accounts payable and accrued liabilities...............................        8,222        3,609          202
    Deferred revenue.......................................................       10,829        7,476        2,056
                                                                             -----------  -----------  -----------
      Net cash provided by operating activities............................       52,794       39,873       33,144
                                                                             -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity investments................................     (112,062)    (204,626)    (114,264)
  Purchases of available-for-sale investments..............................      (35,707)     --           --
  Proceeds from maturities of held-to-maturity investments.................      112,977      213,262       96,643
  Proceeds from sales/maturities of available-for-sale investments.........       37,516      --           --
  Cash used to purchase AIM Technology.....................................      --            (6,501)     --
  Net additions to property and equipment..................................      (14,738)     (13,883)      (8,752)
                                                                             -----------  -----------  -----------
    Net cash used in investing activities..................................      (12,014)     (11,748)     (26,373)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...................................       26,767       17,975       16,648
  Repurchases of common stock..............................................      (52,949)     (30,870)      (8,755)
                                                                             -----------  -----------  -----------
    Net cash (used in) provided by financing activities....................      (26,182)     (12,895)       7,893
                                                                             -----------  -----------  -----------
Net increase in cash and cash equivalents..................................       14,598       15,230       14,664
Cash and cash equivalents at beginning of period...........................       34,180       18,950        4,286
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of period.................................  $    48,778  $    34,180  $    18,950
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Income taxes...........................................................  $    11,856  $     9,042  $     5,368

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS

    Network General Corporation ("Network General" or the "Company") designs, manufactures, markets and supports software-based fault and performance solutions for managing computer networks. The Company also provides software update and maintenance, education and consulting services. The Company's markets are worldwide and include the communications, banking, finance, insurance, manufacturing, services and government industries. The Company was incorporated in 1986 as a California corporation and changed its state of incorporation to Delaware in fiscal year 1988.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

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

    ACQUISITIONS. On March 31, 1997, the Company acquired all of the outstanding capital stock and options of 3DV Technology, Inc. ("3DV") for $20,000,000. The acquisition was funded with existing cash and was accounted for using the purchase method of accounting. The purchase price was paid subsequent to fiscal year 1997 and, as such, the purchase price is included in accounts payable and other related acquisition costs are included in accrued liabilities at March 31, 1997.

    A portion of the purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $1,180,000 and $216,000, respectively. In addition, $19,504,000 of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of acquisition. The remainder of the acquisition purchase price was allocated to goodwill and will be amortized over four years.

    The following table reflects the unaudited pro forma combined results of operations of the Company and 3DV on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Revenues..............................................................  $  242,250  $  189,528
Net income............................................................      24,225      27,190
Earnings per share....................................................  $     0.53  $     0.59
Shares used in computation............................................      45,703      45,822

    In September 1995, the Company acquired all of the remaining 90% voting interest of AIM Technology ("AIM"), which it did not own, for approximately $7,101,000, including $600,000 invested by the Company in fiscal year 1995 for 10% of the voting interest of AIM. The acquisition was funded with existing cash and was accounted for using the purchase method of accounting. Accordingly, the results of AIM's operations have been included with those of the Company since the date of acquisition.

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

    The following table reflects the unaudited pro forma combined results of operations of the Company and AIM on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                                           1996        1995
                                                                        ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Revenues..............................................................  $  190,740  $  142,537
Net income............................................................      27,526      25,327
Earnings per share....................................................  $     0.60  $     0.57
Shares used in computation............................................      45,822      44,626

    REVENUES. The Company recognizes product revenues upon shipment of systems or software and defers and recognizes warranty revenue in accordance with Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION." Revenues on rental units under operating leases and service agreements are recognized ratably over the term of the rental or service period. Revenues for education courses are recognized once the course has been completed by the customer. Payments received in advance under such contracts are recorded as deferred revenues. Royalty income is recognized based on the number of copies of software sold to the licensees of software products.

    Export revenues as a percentage of revenues were as follows:

                                                                              1997         1996         1995
                                                                              -----        -----        -----
Europe...................................................................          11%           9%          12%
Asia/Americas/Canada.....................................................          16%          15%          10%
                                                                                   --           --           --
Total export revenues....................................................          27%          24%          22%
                                                                                   --           --           --
                                                                                   --           --           --

    CASH AND CASH EQUIVALENTS. The Company considers certificates of deposits, commercial paper and money market funds with an original maturity date of three months or less to be cash equivalents.

    MARKETABLE DEBT AND EQUITY SECURITIES AND LONG-TERM INVESTMENTS. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Marketable debt and equity securities and long-term investments not classified as held-to-maturity are classified as available-for-sale. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Available-for-sale debt and equity securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, if significant. No debt or equity securities were classified as available-for-sale at March 31, 1996.

    As of March 31, the following is a summary of held-to-maturity and available-for-sale securities:

                          HELD-TO-MATURITY SECURITIES
                                 (IN THOUSANDS)

                                                                                 AMORTIZED    AGGREGATE    UNREALIZED
1997:                                                                              COST      FAIR VALUE       GAINS
                                                                                -----------  -----------  -------------
Debt securities issued by the U.S. Treasury and other U.S. government
  agencies....................................................................   $   9,955    $   9,955     $  --
Debt securities issued by states of the United States and political
  subdivisions of the states..................................................      74,784       74,890           106
                                                                                -----------  -----------        -----
                                                                                 $  84,739    $  84,845     $     106
                                                                                -----------  -----------        -----
                                                                                -----------  -----------        -----

                         AVAILABLE-FOR-SALE SECURITIES
                                 (IN THOUSANDS)

                                                                             AMORTIZED    AGGREGATE     UNREALIZED
1997:                                                                          COST      FAIR VALUE   GAINS (LOSSES)
                                                                            -----------  -----------  ---------------
Debt securities issued by states of the United States and political
  subdivisions of the states..............................................   $  26,720    $  26,770      $      50
Equity securities issued by corporations..................................       5,043        4,614           (429)
                                                                            -----------  -----------         -----
                                                                             $  31,763    $  31,384      $    (379)
                                                                            -----------  -----------         -----
                                                                            -----------  -----------         -----

                          HELD-TO-MATURITY SECURITIES
                                 (IN THOUSANDS)

                                                                                AMORTIZED   AGGREGATE      UNREALIZED
1996:                                                                              COST     FAIR VALUE   GAINS (LOSSES)
                                                                                ----------  ----------  -----------------
Debt securities issued by the U.S. Treasury and other U.S. government
  agencies....................................................................  $   41,071  $   41,053      $     (18)
Debt securities issued by states of the United States and political
  subdivisions of the states..................................................      77,485      77,962            477
                                                                                ----------  ----------          -----
                                                                                $  118,556  $  119,015      $     459
                                                                                ----------  ----------          -----
                                                                                ----------  ----------          -----

    FOREIGN EXCHANGE FORWARD CONTRACTS. The Company enters into foreign exchange forward contracts as a hedge against foreign accounts receivable and cash. Gains and losses on foreign exchange forward contracts are included in net income.

    INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include material and related manufacturing overhead. As of March 31, inventories consist of:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Purchased parts............................................................  $   1,386  $   2,650
Finished goods.............................................................      3,921      2,213
                                                                             ---------  ---------
                                                                             $   5,307  $   4,863
                                                                             ---------  ---------
                                                                             ---------  ---------

    Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its products so as to ensure an available supply of the product for its customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could materially adversely affect the Company's results of operations.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed by the straight-line method for financial reporting purposes. Estimated useful lives range from two to five years for demonstration, rental, office and developmental equipment. Leasehold improvements are amortized over the corresponding lease term.

    SOFTWARE DEVELOPMENT COSTS. The Company anticipates capitalizing eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs which were eligible for capitalization are insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of income.

    EARNINGS PER SHARE. Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

    The Board of Directors authorized a 2-for-1 stock split in the form of a stock dividend of the Company's $0.01 par value common stock which was effective May 1996. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for fiscal year 1996 and prior periods presented have been restated to reflect the stock split.

    PRESENTATION. Fiscal year 1995 financial statement balances have been reclassified to conform to fiscal year 1997 and 1996 presentations.

3. CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has investment policies that limit the amount of credit exposure with any one issuer and restrict placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of revenues in fiscal years 1997, 1996 or 1995.

4. FOREIGN EXCHANGE FORWARD CONTRACTS

    During fiscal year 1997, the Company began hedging its exposure to foreign currency fluctuations through foreign exchange forward contracts. Gains and losses associated with currency rate changes on foreign exchange forward contracts are recorded currently in income as they offset corresponding gains and losses on the foreign currency denominated assets being hedged.

5. ACCRUED LIABILITIES

    As of March 31, accrued liabilities consist of the following:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accrued compensation and related taxes..................................  $   7,197  $   5,583
Accrued acquisition and merger costs....................................      2,126        293
Accrued commissions.....................................................      1,636      1,126
Accrued income taxes....................................................      1,198      1,157
Other accrued expenses..................................................      8,469      6,590
                                                                          ---------  ---------
                                                                          $  20,626  $  14,749
                                                                          ---------  ---------
                                                                          ---------  ---------

6. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under noncancelable operating lease agreements. As of March 31, 1997, the minimum future lease payments under these leases are as follows:

FISCAL YEAR                                                                     (IN THOUSANDS)
------------------------------------------------------------------------------  --------------
1998..........................................................................    $    5,707
1999..........................................................................         5,302
2000..........................................................................         5,194
2001..........................................................................         4,001
2002..........................................................................         1,470
                                                                                     -------
                                                                                  $   21,674
                                                                                     -------
                                                                                     -------

    Total rent expense was $6,092,000, $4,785,000 and $4,115,000 in fiscal years 1997, 1996 and 1995, respectively.

    The Company is a defendant in various suits and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

7. SHARE REPURCHASE PROGRAM

    In July 1993, the Company's Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its common stock on the open market to satisfy commitments under its stock option and stock purchase plans. In fiscal year 1996, up to an additional 4,000,000 shares of the Company's common stock were authorized for repurchase for the same purpose. As of March 31, 1997, the Company had repurchased and retired 4,690,000 shares at an aggregate cost of $92,574,000.

8. COMPENSATION AND BENEFIT PROGRAMS

    STOCK OPTION PLANS. Under the Company's 1989 Employee Stock Option Plan, key employees and consultants may be granted either incentive or non-qualified options to purchase common stock at the discretion of the Board of Directors. The Company currently has authorized a total of 16,000,000 shares for issuance under this plan. The exercise price of the stock options may not be less than the fair market value of the common stock on the date of the grant. Employees can receive an initial option grant upon joining the Company and employees may be granted subsequent options based upon performance. Prior to July 19, 1993, initial option grants vested ratably each year over a three-year period from the grant date, while subsequent option grants generally vested in a lump sum amount three years after the date on which each subsequent option was granted. In fiscal year 1994, the vesting schedules were amended for any options granted on or after July 19, 1993. Generally, initial option grants vest 25% at the end of the first year and then ratably each month for an additional three years, while subsequent option grants vest ratably each month beginning one month after the grant date for four years. Options issued prior to July 19, 1993, not submitted for repricing in fiscal year 1994, continue to vest according to their original schedule.

    In April 1989, the Company established the 1989 Outside Directors Stock Option Plan, whereby outside directors may be granted non-qualified options to purchase common stock. The number of shares of common stock authorized for issuance under this plan is 1,020,000. The exercise price of the stock option may not be less than the fair market value of the common stock on the date of the grant. Each outside director is granted an initial option grant of 40,000 shares upon election to the Board and an option grant of 5,000 shares each subsequent year. Prior to July 19, 1993, initial option grants vested ratably each year over a three-year period from the grant date, while subsequent option grants generally vested in a lump sum amount three years after the date on which each subsequent option was granted. In fiscal year 1994, the vesting schedules were amended for any options granted on or after July 19, 1993. Generally, initial option grants now vest 25% at the end of the first year and then ratably each month for an additional three years, while subsequent option grants now vest ratably each month between the third and fourth year after the grant date. Directors were excluded from participating in both the fiscal year 1994 and the fiscal year 1993 option repricing. Options issued prior to July 19, 1993, continue to vest either ratably over a three-year period or in a lump sum amount at the end of three years.

    In connection with the acquisition of ProTools, Inc. ("ProTools") in January 1994, the Company assumed the outstanding stock options of ProTools. At the time of the merger, 545,660 equivalent ProTools incentive stock options were outstanding. As of March 31, 1997, 7,042 incentive stock options remain outstanding, all of which are fully vested and exercisable at $0.33 per share.

    EMPLOYEE STOCK PURCHASE PLAN. The Company has authorized 1,500,000 shares of common stock for issuance under the 1989 Employee Stock Purchase Plan. Employees may elect to withhold up to 10% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of a six-month offering period, whichever is lower. The Company issued 198,518 shares at an average price of $15.04 per share in fiscal 1997, 176,584 shares at an average price of $12.21 per share in fiscal 1996 and 239,778 shares at an average price of $6.82 per share in fiscal 1995.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), and related interpretations in accounting for its stock options and employee stock purchase plan because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options and employee stock purchase plan under the fair value method of SFAS 123. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996: risk-free interest rates in the range of 5.20% to 6.61%; dividend yields of zero; an expected volatility factor of the market price of the Company's common stock of 0.60; and an expected life of the option of 0.59 years after vest date. The weighted-average estimated fair value of options granted during fiscal 1997 and 1996 was $8.61 and $7.68 per share, respectively. The fair value of the employees' purchase rights was also estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1997 and 1996: risk-free interest rates in the range of 5.09% to 6.10%; dividend yields of zero; an expected volatility factor of the market price of the Company's stock of 0.60; and an expected life of 6 months. The weighted-average estimated fair value of shares issued under the employee stock purchase plan for fiscal years 1997 and 1996 was $5.12 and $4.72, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's pro forma net income would have been $13,055,000 and $21,950,000 for fiscal years 1997 and 1996, respectively. Pro forma net income per common and common equivalent share would have been $0.29 and $0.48 for fiscal years 1997 and 1996, respectively. A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                                              1997                        1996                        1995
                                   --------------------------  --------------------------  --------------------------
                                                 WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                  AVERAGE                     AVERAGE                     AVERAGE
                                    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                   ---------  ---------------  ---------  ---------------  ---------  ---------------
Outstanding-beginning of year....  7,590,559     $   11.65     6,763,141     $    7.60     7,120,678     $    5.53
Granted..........................  1,889,050         18.85     3,329,670         16.92     3,429,076          9.27
Exercised........................  (1,671,768)         8.97    (1,441,304)         6.61    (2,291,106)         4.36
Forfeited........................   (758,135)        13.76     (1,060,948)         9.19    (1,495,507)         6.57
                                   ---------                   ---------                   ---------
Outstanding-end of year..........  7,049,706         13.99     7,590,559         11.65     6,763,141          7.60
Exercisable-end of year..........  2,066,709         10.60     1,540,331          7.73       900,062          6.27

                                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   --------------------------------------------------  ----------------------------
                                    WEIGHTED-AVERAGE      WEIGHTED-       NUMBER        WEIGHTED-
                       NUMBER           REMAINING          AVERAGE      EXERCISABLE      AVERAGE
    RANGE OF       OUTSTANDING AT   CONTRACTUAL LIFE      EXERCISE          AT          EXERCISE
 EXERCISE PRICES      3/31/97          (IN YEARS)           PRICE         3/31/97         PRICE
-----------------  --------------  -------------------  -------------  -------------  -------------
     $ 0.33                7,042             5.77         $    0.33          7,042      $    0.33
   3.88--  6.44          860,600             5.15              5.26        536,352           5.35
   6.81-- 10.25        1,677,970             7.15              8.77        761,850           8.76
  11.53-- 17.38        2,477,889             8.80             15.30        526,604          14.77
  17.75-- 25.13        2,009,205             8.98             20.41        234,861          19.50
         $27.38           17,000             9.75             27.38         --             --

    COMMON STOCK AWARD PLAN. In June 1989, the Board of Directors approved the 1989 Common Stock Award Plan and reserved 240,000 shares for issuance thereunder. Under this plan, awards are made to independent sales representatives and consultants based upon individual sales performance criteria. The shares are issued at fair market value and the related value of the shares is charged to sales and marketing expense over the vesting period. The shares generally vest over three years and the Company can reacquire any unvested shares upon termination of the individual's relationship with the Company. No shares of common stock were awarded under this plan in fiscal years 1997, 1996 or 1995. As of March 31, 1997, the number of shares that has been awarded under this plan is 58,936, all of which are fully vested.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE.
As of March 31, 1997:
1989 Employee Stock Option Plan.................................................  9,076,958
1989 Outside Directors Stock Option Plan........................................    517,500
1989 Employee Stock Purchase Plan...............................................    247,198
1989 Common Stock Award Plan....................................................    181,064
1990 ProTools, Inc. Stock Option Plan...........................................      7,042
                                                                                  ---------
                                                                                  10,029,762
                                                                                  ---------
                                                                                  ---------

    EMPLOYEE SAVINGS PLAN. In September 1988, the Board of Directors approved an employee savings plan (the "Plan") which is intended to be qualified and exempt from tax under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to contribute up to 15% of their gross compensation, subject to annual I.R.S. limitations. The Company contributes to the Plan in amounts determined at the discretion of the Board of Directors. All contributions by the Company are funded currently and vest ratably over three years. All employee contributions are fully vested. Annual amounts provided by the Company under the Plan to date have not been material.

9. INCOME TAXES

    Pre-tax income from continuing operations for the years ended March 31 was taxed in the following jurisdictions:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Domestic.....................................................  $  43,243  $  42,119  $  36,535
Foreign......................................................      1,421        405        561
                                                               ---------  ---------  ---------
                                                               $  44,664  $  42,524  $  37,096
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Federal
  Current payable............................................  $  18,291  $  13,990  $  11,311
  Deferred tax asset.........................................     (1,433)    (1,399)      (605)
  Non-current deferred.......................................     (1,233)      (503)    (1,673)
                                                               ---------  ---------  ---------
  Total federal..............................................     15,625     12,088      9,033
                                                               ---------  ---------  ---------
State
  Current payable............................................      3,825      2,730      2,876
  Non-current deferred.......................................       (617)      (189)      (489)
  Total state................................................      3,208      2,541      2,387
                                                               ---------  ---------  ---------
Foreign......................................................        738        470        265
                                                               ---------  ---------  ---------
Total provision..............................................  $  19,571  $  15,099  $  11,685
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Deferred tax assets are comprised of the following at March 31:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred revenue currently recognized for tax purposes...................  $     959  $   1,058
Reserves and accruals not currently deductible for tax purposes..........      5,807      4,183
State taxes not currently deductible for federal tax purposes............        147        307
Depreciation and amortization............................................      3,456      2,763
Operating loss carryover of ProTools, AIM and 3DV........................        968      2,472
                                                                           ---------  ---------
Total deferred tax asset.................................................     11,337     10,783
Valuation allowance......................................................       (968)    (2,472)
                                                                           ---------  ---------
Net deferred tax asset...................................................  $  10,369  $   8,311
                                                                           ---------  ---------
                                                                           ---------  ---------

    The valuation allowance consists of the operating losses of ProTools, a wholly owned subsidiary, acquired in January 1994 in a transaction accounted for as a pooling of interests, AIM, a wholly owned subsidiary, acquired in September 1995 in a transaction accounted for as a purchase and 3DV, a wholly owned subsidiary, acquired March 31, 1997 in a transaction accounted for as a purchase. The operating losses are subject to certain annual limitations as a result of the acquisitions and may expire before the Company can utilize them. The Company believes sufficient uncertainty exists regarding the realizability of these losses on a separate entity basis, and accordingly, a valuation allowance has been established.

    Realization of the remaining net deferred tax asset of $10,369,000 as of March 31, 1997 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

    U.S. income taxes were not provided for on a cumulative total of approximately $1,846,000 of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

    The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Tax at U.S. statutory rates...........................................       35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit........................        5.5        5.2        5.1
Permanent differences.................................................      (11.2)     (10.4)      (8.6)
Change in valuation allowance.........................................       (4.3)    --         --
Merger, acquisition and related costs.................................       18.8        5.7     --
                                                                        ---------  ---------        ---
                                                                             43.8%      35.5%      31.5%
                                                                        ---------  ---------        ---
                                                                        ---------  ---------        ---

10. RELATED PARTY TRANSACTION

    In connection with the acquisition of ProTools, Network General assumed certain royalty obligations to a company whose principal stockholder was also an officer of Network General. The royalty obligations called for royalty payments through December 31, 1999 or until $920,000 in aggregate royalties had been paid. In fiscal 1995, Network General negotiated a lump sum payment of $572,000 to this company in full settlement of all royalties owed under this agreement. The prepaid royalty was being expensed as a cost of goods sold as related revenues were recognized and was fully expensed as of March 31, 1996.

11. RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("SFAS 128"), which is required to be adopted by the Company in its third quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect the effect of adopting SFAS 128 to have a material impact on earnings per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Network General Corporation:

    We have audited the accompanying consolidated balance sheets of Network General Corporation (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network General Corporation and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

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

April 18, 1997

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors of the Company will be set forth under the caption "Information about Network General--Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 8, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in
Part I of this report under the caption "Executive Officers of the Registrant."

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

    Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes all filing requirements applicable to the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock were complied with, except as set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 8, 1997. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation will be set forth under the caption "Executive Compensation and Other Matters" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 8, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to ownership of equity securities of the Company by certain beneficial owners and management will be set forth under the caption "Information about Network General--Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 8, 1997. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions will be set forth under the caption "Information about Network General
Management--Certain Transactions with Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held August 8, 1997. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             PAGE NUMBER(S)
                                                                                           -------------------
(A)(1)     FINANCIAL STATEMENTS:
           Consolidated Balance Sheets:
           March 31, 1997 and 1996.......................................................              27
           Consolidated Statements of Income:
           Years ended March 31, 1997, 1996 and 1995.....................................              28
           Consolidated Statements of Stockholders' Equity
           Years ended March 31, 1997, 1996 and 1995.....................................              29
           Consolidated Statements of Cash Flows
           Years ended March 31, 1997, 1996 and 1995.....................................              30
           Notes to Consolidated Financial Statements....................................              31
           Report of Independent Public Accountants......................................              41

    (A)(2) FINANCIAL STATEMENT SCHEDULES: Information required in financial statement schedules has been included in the accompanying financial statements or is in amounts not sufficient to require submission of schedules, except as follows:

SCHEDULE                                                                                   PAGE NUMBER(S)
---------------------------------------------------------------------------------------  -------------------
II  Valuation and Qualifying Accounts..................................................              44

    (A)(3)  EXHIBITS:

            See Index to Exhibits on Page 47.

    (B)    REPORTS ON FORM 8-K:

           The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                          NETWORK GENERAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGED TO      CHARGED
                                                  BEGINNING     COSTS AND      AGAINST                   BALANCE AT END
DESCRIPTION                                       OF PERIOD     EXPENSES      REVENUES    DEDUCTIONS(1)     OF PERIOD
-----------------------------------------------  -----------  -------------  -----------  -------------  ---------------
                                                                             (IN THOUSANDS)
ACCOUNTS RECEIVABLE ALLOWANCES:

  Fiscal year ended--

  March 31, 1995...............................   $     716     $     631     $     892     $    (747)      $   1,492
                                                 -----------        -----    -----------  -------------        ------
                                                 -----------        -----    -----------  -------------        ------
  March 31, 1996...............................   $   1,492     $     558     $   1,710     $  (1,315)      $   2,445
                                                 -----------        -----    -----------  -------------        ------
                                                 -----------        -----    -----------  -------------        ------
  MARCH 31, 1997...............................   $   2,445     $     494     $   4,136     $  (3,664)      $   3,411
                                                 -----------        -----    -----------  -------------        ------
                                                 -----------        -----    -----------  -------------        ------

------------------------

(1) Deductions represent charges against the allowances for the purposes for which the allowances were established, as well as changes in estimates of the required allowances.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Network General Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                /s/ LESLIE G. DENEND
                                     -----------------------------------------
                                                  Leslie G. Denend
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                Dated: June 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                President and Chief
     /s/ LESLIE G. DENEND         Executive Officer            Dated: June 27,
------------------------------    (Principal Executive              1996
       Leslie G. Denend           Officer)

                                Senior Vice President and
   /s/ JAMES T. RICHARDSON        Chief Financial Officer      Dated: June 27,
------------------------------    (Principal Financial              1996
     James T. Richardson          Officer)

    /s/ BERNARD J. WHITNEY      Vice President and
------------------------------    Controller (Principal        Dated: June 27,
      Bernard J. Whitney          Accounting Officer)               1996

      /s/ HARRY J. SAAL
------------------------------  Chairman and Director          Dated: June 27,
        Harry J. Saal                                               1996

     /s/ CHARLES J. ABBE
------------------------------  Director                       Dated: June 27,
       Charles J. Abbe                                              1996

    /s/ DOUGLAS C. CHANCE
------------------------------  Director                       Dated: June 27,
      Douglas C. Chance                                             1996

       /s/ HOWARD FRANK
------------------------------  Director                       Dated: June 27,
         Howard Frank                                               1996

     /s/ GREGORY M. GALLO
------------------------------  Director                       Dated: June 27,
       Gregory M. Gallo                                             1996

   /s/ LAURENCE R. HOOTNICK
------------------------------  Director                       Dated: June 27,
     Laurence R. Hootnick                                           1996

     /s/ JANET L. HYLAND
------------------------------  Director                       Dated: June 27,
       Janet L. Hyland                                              1996

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                 EXHIBIT TITLE
-----------  ------------------------------------------------------------------------------------------------------
       3.1   Third restated certificate of Incorporation of Network General Corporation, a Delaware Corporation,
               which is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8
               (Registration No. 333-12187) filed with the SEC on September 17, 1996.

       3.2   Amended and Restated Bylaws of Network General Corporation, which is incorporated by reference to
               Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

      10.8   Amended and Restated 1989 Outside Directors Stock Option Plan and related documentation, which is incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1996 (the "September 1996 10-Q").

      10.9   Form of Stock Purchase Agreement used in conjunction with the 1989 Outside Directors Stock Option
               Plan, which is incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form
               10-K for the year ended March 31, 1989.

  EXHIBIT
  NUMBER                                                 EXHIBIT TITLE
-----------  ------------------------------------------------------------------------------------------------------
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

      10.20  Network General Corporation 1989 Stock Option Plan, as amended August 9, 1996, and related documentation which is incorporated by reference to Exhibit 10.17 of the September 1996 Form 10-Q.

      10.21  Network General Corporation 1989 Employee Stock Option Plan, as amended August 9, 1996, and related documentation which is incorporated by reference to Exhibit 10.18 of the September 1996 Form 10-Q.

      10.22  Employment Agreement dated August 19, 1995 between the Company and Michael Kremer, which is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

      10.23  Lease dated July 3, 1996 between the Company and Campbell Avenue Associates -- incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1996.

  EXHIBIT
  NUMBER                                                 EXHIBIT TITLE
-----------  ------------------------------------------------------------------------------------------------------
      10.24  Secured Loan Agreement dated October 29, 1996 between the Company and John Richard Stringer --
               incorporated by reference to Exhibit 10.21 of the September 1996 Form 10-Q.

      10.25  Sixth Amendment to Lease dated November 29, 1996 between the Company and Menlo Oaks Partners, L.P. --
               incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1996.

      10.26  Confidential Retirement Agreement and General Release of Claims dated as of December 10, 1996 by and between the Company and Richard H. Lewis.

      10.27  Confidential Resignation Agreement and General Release of Claims dated as of January 10, 1997 by and between the Company and Michael H. Kremer.

      10.28  Agreement made as of April 1, 1997 between the Company and David M. Carver.

      10.29  Agreement made as of April 1, 1997 between the Company and John R. Stringer.

      21.1   Subsidiaries of Network General Corporation.

      23.1   Consent of Independent Public Accountants.

      27.0   Financial Data Schedule.