Form 10-Q
period 1997-06-30
NETWORK GENERAL CORPORATION
filed 1997-08-13
CIK 844643

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q



 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended JUNE 30, 1997

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________to_____________

                            Commission file number 0-17431

                             NETWORK GENERAL CORPORATION
                (Exact name of registrant as specified in its charter)


Delaware                                                       77-0115204
-------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


4200 Bohannon Drive, Menlo Park, California                     94025
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)   (650) 473-2000
                                                     --------------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
      -----         -----

As of June 30, 1997, there were 42,722,860 shares of the Registrant's Common Stock (par value $0.01 per share) outstanding.

                  The exhibit index begins on page 14.

                             NETWORK GENERAL CORPORATION
                                      FORM 10-Q



                                        INDEX


                                                                   PAGE
                                                                  ------

         Cover Page                                                  1

         Index                                                       2

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Income -
         Three months ended June 30, 1997 and 1996                   3

         Condensed Consolidated Balance Sheets -
         June 30, 1997 and March 31, 1997                            4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended June 30, 1997 and 1996                   5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited) - June 30, 1997                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             7 - 13

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                           13

Item 6.  Exhibits and Reports on Form 8-K                         14 - 16

         Signatures                                                  17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             NETWORK GENERAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three Months Ended June 30,
                                                 1997                  1996
                                               ---------            ---------
                                                        (Unaudited)
    Revenues:
         Product                               $  43,017            $  40,639
         Services                                 15,306               11,041
                                               ---------            ---------
    Total revenues                                58,323               51,680
                                               ---------            ---------

    Cost of Revenues:
         Product                                  10,845                9,661
         Services                                  4,845                3,312
                                               ---------            ---------
    Total cost of revenues                        15,690               12,973
                                               ---------            ---------

         Gross margin                             42,633               38,707

    Operating Expenses:
         Sales and marketing                      20,890               17,022
         Research and development                  9,420                7,176
         General and administrative                4,418                3,704
                                               ---------            ---------
    Total operating expenses                      34,728               27,902
                                               ---------            ---------

         Income from operations                    7,905               10,805

    Interest and other income, net                 2,582                1,691
                                               ---------            ---------
         Income before provision for income
           taxes                                  10,487               12,496

    Provision for income taxes                     3,513                3,811
                                               ---------            ---------
         Net income                             $  6,974             $  8,685
                                               ---------            ---------
                                               ---------            ---------

    Earnings per share                          $   0.16             $   0.19
                                               ---------            ---------
                                               ---------            ---------

    Weighted average common and common
      equivalent shares outstanding               44,123               46,145
                                               ---------            ---------
                                               ---------            ---------

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                      NETWORK GENERAL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      June 30, 1997    March 31, 1997
                                                      -------------    --------------
                                                       (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                           $  27,211        $  48,778
    Marketable securities                                  89,312           83,661
    Accounts receivable, net                               42,952           51,461
    Inventories:
         Purchased parts                                    2,324            1,386
         Finished goods                                     4,787            3,921
                                                        ---------        ---------
         Total inventories                                  7,111            5,307
    Prepaid expenses and deferred tax assets               15,206           14,826
                                                        ---------        ---------
         Total current assets                             181,792          204,033

Property and Equipment:
    Demonstration and rental equipment                     10,101           10,500
    Office and development equipment                       37,510           34,732
    Leasehold improvements                                  6,129            5,680
                                                        ---------        ---------
                                                           53,740           50,912
    Less accumulated depreciation and amortization        (30,696)         (30,035)
                                                        ---------        ---------
    Net property and equipment                             23,044           20,877

Long-term investments                                      30,096           32,462
Other assets                                                6,872            5,899
                                                        ---------        ---------
                                                        $ 241,804        $ 263,271
                                                        ---------        ---------
                                                        ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                    $   9,784        $  28,173
    Accrued liabilities                                    22,380           20,626
    Deferred revenue                                       30,203           31,216
                                                        ---------        ---------
         Total current liabilities                         62,367           80,015

Long-term deferred revenue and taxes                        3,875            3,860
Stockholders' Equity:
    Common stock
         Issued - 42,722,860 shares at June 30, 1997
                  43,248,588 shares at March 31, 1997         427              432
    Additional paid-in capital                             51,269           62,072
    Retained earnings                                     123,866          116,892
                                                        ---------        ---------
         Total stockholders' equity                       175,562          179,396
                                                        ---------        ---------
                                                        $ 241,804        $ 263,271
                                                        ---------        ---------
                                                        ---------        ---------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETWORK GENERAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                      For the Three Months Ended June 30,
                                                            1997              1996
                                                          --------          --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  6,974          $  8,685
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                           3,537             2,219
     Deferred taxes, net                                      (961)             (692)
     Gain on sale of investments                              (556)                -
     Net change in certain assets and liabilities            9,719              (790)
                                                          --------         ---------
        Net cash provided by operating activities           18,713             9,422

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of held-to-maturity investments                (9,594)          (33,816)
   Purchases of available-for-sale investments             (24,891)           (8,900)
   Proceeds from maturities of held-to-maturity
     investments                                            21,537            50,046
   Proceeds from sales/maturities of available-
     for-sale investments                                    8,792            13,600
   Cash used to purchase 3DV Technology, Inc.              (20,000)                -
   Net additions to property and equipment                  (5,623)           (2,257)
                                                          --------         ---------
        Net cash (used in) provided by investing
          activities                                       (29,779)           18,673

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    1,223             3,808
   Repurchases of common stock                             (11,724)          (10,130)
                                                          --------         ---------
        Net cash used in financing activities              (10,501)           (6,322)

Net (decrease) increase in cash and cash equivalents       (21,567)           21,773

Cash and cash equivalents at beginning of period            48,778            34,180
                                                          --------         ---------
Cash and cash equivalents at end of period                $ 27,211         $  55,953
                                                          --------         ---------
                                                          --------         ---------

Supplemental Disclosure:
   Cash paid during the period for income taxes           $  1,270         $   1,982



             The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Network General Corporation ("Network General" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended March 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.   EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are the same as primary earnings per share.

3.   RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted by the Company in its third quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share is expected to be $0.01 higher than the reported primary earnings per share for the quarter ended June 30, 1996 and no change is expected for the quarter ended June 30, 1997. No change is expected for fully diluted earnings per share for the quarters ended June 30, 1997 or 1996.

4.  SUBSEQUENT EVENT

On July 30, 1997, the Company announced it had signed a definitive agreement to acquire privately-held Cinco Networks, Inc. ("Cinco"), a Pleasanton, California-based provider of network analysis products.

Under the terms of the acquisition transaction, which closed August 5, 1997, the Company acquired all of the outstanding common stock of Cinco for an initial payment of $26.3 million, plus the possibility of contingent payments one and two years after the acquisition. The Company will account for the transaction as a purchase and will record charges for in-process research and development and acquisition related expenses in the fiscal quarter ending September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties and, therefore, actual results may differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS in the Company's report on Form 10-K for the year ended March 31, 1997 and in other reports filed with the Securities and Exchange Commission from time to time.

RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 1997 increased 13% to $58.3 million compared to revenues of $51.7 million for the quarter ended June 30, 1996. Revenue growth was attributable to continued acceptance of the Company's tool and system products and services offerings, as well as expansion into indirect channels and international markets.

Domestic revenues increased 11% to $43.3 million for the quarter ended June 30, 1997 compared to $38.9 million for the quarter ended June 30, 1996. International revenues increased 18% to $15.0 million for the quarter ended June 30, 1997 compared to $12.8 million for the same period in 1996. European revenues grew 23% as a result of the Company's European sales strategy involving both direct and indirect sales channels. Pacific Rim, Latin American and Canadian revenues increased 15% quarter over quarter due to increased sales volumes by the Company's exclusive partner in Japan.

                                          Three Months Ended June 30,
                                          ---------------------------
                                             (Dollars in thousands)
SOURCES OF REVENUES                           1997            1996
                                           ---------       ---------
Tool Products (1)                          $  26,904       $  27,036
System Products (2)                           16,113          13,603
                                           ---------       ---------
     Subtotal Product Revenues                43,017          40,639
Services (3)                                  15,306          11,041
                                           ---------       ---------
Total Revenues                             $  58,323       $  51,680
                                           ---------       ---------
                                           ---------       ---------

PERCENTAGES OF REVENUES                       1997            1996
                                           ---------       ---------
Tool Products                                   46%             52%
System Products                                 28%             27%
                                           ---------       ---------
     Subtotal Product Revenues                  74%             79%
Services                                        26%             21%
                                           ---------       ---------
Total Revenues                                 100%            100%
                                           ---------       ---------
                                           ---------       ---------

(1) Tool Products include revenues from the Sniffer-Registered Trademark-Network Analyzer ("Sniffer") local area network (LAN) analysis products, wide area network (WAN) analysis products, the NETSYS Technologies, Inc. line of connectivity and performance tools, the Ganymede Software, Inc. line of Chariot network performance test tools and royalties from license agreements.

(2) System Products consist of revenues from the Distributed Sniffer System-Registered Trademark- analysis products, performance measurement analysis products, the Foundation probe and agent remote monitoring products, the SharpShooter monitoring products, the DATACOM Systems, Inc. line of network switching devices, the NetScout Systems, Inc. (formerly known as Frontier Software Development, Inc.) line of NetScout remote monitoring products, the Service Level Manager monitoring products and Proactive Management Products (the 3DV family of analysis products).

(3) Services revenues include first-year warranty revenues as defined by Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION" and revenues from Sniffer product rentals, software support, maintenance contracts and education and consulting services.

The Company's tool products revenues were $26.9 million for the quarter ended June 30, 1997 compared to $27.0 million for the quarter ended June 30, 1996. The decline is due to slightly lower Sniffer Network Analyzer ("Sniffer") product sales offset by increased sales of third party products. Revenue from Sniffer product sales accounted for substantially all of the Company's tool products revenues in both three month periods ended June 30, 1997 and 1996, respectively.

Revenues for the quarter ended June 30, 1997 included $16.1 million of system products revenues, an 18% increase compared to $13.6 million for the quarter ended June 30, 1996. The Distributed Sniffer System analysis products accounted for the majority of the Company's system products revenues in both three month periods ended June 30, 1997 and 1996, respectively.

Services revenues include revenues from software support and maintenance contracts, and education and consulting services, as well as those revenues from the first-year warranty period of customer support which have been deferred and recognized in accordance with SOP 91-1, "SOFTWARE REVENUE RECOGNITION." For the quarter ended June 30, 1997, services revenues increased 39% to $15.3 million compared to $11.0 million for the quarter ended June 30, 1996. The increase in services revenues resulted from growth in all categories of services revenues, but principally due to the growth of the installed customer base and the resulting renewal of maintenance contracts. In addition, the Company experienced increased demand for its education and consulting services.

Cost of revenues consists of manufacturing costs, cost of services, royalties and warranty expenses. Gross margin as a percentage of revenues decreased to 73% for the quarter ended June 30, 1997 from 75% in the quarter ended June 30, 1996. This decrease resulted from higher growth in services revenues which have historically lower gross margins than the Company's products and changes in the mix of products sold (increased sales of third party products which have a higher cost of revenue than the Company's own products).

Sales and marketing expenses increased 23% to $20.9 million for the quarter ended June 30, 1997, compared to $17.0 million for the same period in fiscal year 1997. This increase was due primarily to staffing and commission expenses required to support increased sales volumes. As a percentage of revenues, sales and marketing expenses increased to 36% for the quarter ended June 30, 1997 compared to 33% for the quarter ended June 30, 1996.

Research and development expenses were $9.4 million for the quarter ended June 30, 1997 compared to $7.2 million for the quarter ended June 30, 1996. As a percentage of revenues, research and development expenses increased to 16% for the quarter ended June 30, 1997 compared to 14% for the quarter ended June 30, 1996. The increase in spending was a result of increased staffing and equipment expense to support growth in the Company's breadth of product and services offerings.

General and administrative expenses for the quarter ended June 30, 1997 increased 19% to $4.4 million compared to $3.7 million for the quarter ended June 30, 1996. The increase in general and administrative expenses was primarily due to increased staffing to support operations. General and administrative expenses as a percentage of revenues were 8% for the quarter ended June 30, 1997 and 7% for the same quarter in fiscal year 1997.

Interest and other income, net increased 53% to $2.6 million for the quarter ended June 30, 1997 compared to $1.7 million for the quarter ended June 30, 1996. The increase in interest and other income, net was primarily the result of gains on the sale of investments and on the sale of the AIM Performance Measurement line of business.

The provision for income taxes was 33.5% for the quarter ended June 30, 1997, compared to 30.5% for the quarter ended June 30, 1996. Substantially all of the Company's operating loss carryforwards were utilized at the end of fiscal year 1997, resulting in a higher tax rate.

Earnings per share for the quarter ended June 30, 1997 decreased 16% to $0.16 per share compared to $0.19 per share for the same period in fiscal year
1997. The decrease in earnings per share was due to lower net income offset, in part, by fewer weighted average common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $18.7 million for the three months ended June 30, 1997 compared to $9.4 million for the three months ended June 30, 1996. For the period ended June 30, 1997, the primary source of these funds was net income adjusted for depreciation and amortization and net changes in certain assets and liabilities, offset by increased deferred taxes, net and the gain on sale of investments. For the same period in fiscal year 1997, the source of these funds was net income adjusted for depreciation and amortization, offset by increased deferred taxes, net and net changes (uses) in certain assets and liabilities.

Net cash used in investing activities was $29.8 million for the three months ended June 30, 1997 compared to net cash provided by investing activities of $18.7 million for the three months ended June 30, 1996. Net cash used in investing activities during the first three months of fiscal year 1998 reflects the payment of $20.0 million paid in April 1997 for the March 31, 1997 acquisition of 3DV Technology, Inc., purchases of investments and net additions to property and equipment, offset by proceeds from sales/maturities of investments. Net cash provided by investing activities during the first quarter of fiscal year 1997 reflects proceeds from sales/maturities of held-to-maturity and available-for-sale investments, net of property and equipment and investment purchases.

Net cash used in financing activities was $10.5 million for the three months ended June 30, 1997 and $6.3 million for the three months ended June 30, 1996. During the first three months of fiscal year 1998, repurchases of common stock totaled $11.7 million, offset by proceeds of $1.2 million from the issuance of common stock under the Company's stock option plans. Net cash used in financing activities during the first quarter of fiscal year 1997 reflects stock repurchases totaling $10.1 million, offset by proceeds of $3.8 million from stock issuances under the Company's stock option plans.

The Company currently has no outstanding bank borrowings or any established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

SUBSEQUENT EVENT

On July 30, 1997, the Company announced it had signed a definitive agreement to acquire privately-held Cinco Networks, Inc. ("Cinco"), a Pleasanton, California-based provider of network analysis products.

Under the terms of the acquisition transaction, which closed August 5, 1997, the Company acquired all of the outstanding common stock of Cinco for an initial payment of $26.3 million, plus the possibility of contingent payments one and two years after the acquisition. The Company will account for the transaction as a purchase and will record charges for in-process research and development and acquisition related expenses in the fiscal quarter ending September 30, 1997.

BUSINESS RISKS

The following is a summary of risks affecting the business and results of operations of Network General Corporation ("Network General") and should be read in conjunction with the description of the Company's business contained in the Company's Form 10-K for the year ended March 31, 1997 (the "1997 10-K").

  FLUCTUATIONS IN PERIODIC RESULTS. The Company's operating results can vary substantially from period to period. The Company expects its earnings growth rate for fiscal year 1998 to be lower than it was in fiscal year 1997. Management expects the lower growth rate to be driven by a number of factors, including lower order growth rates than experienced in recent periods due principally to order weakness in Europe and longer sales cycles domestically, increased staffing in the Company's research and development, direct sales and service organizations, anticipated decreases in investment balances, the dilutive effect of 3DV and Cinco operations and a higher planned tax rate. The Company currently expects to achieve sequential quarterly revenue growth during the remainder of calendar year 1997. There can be no assurance the Company's actual results will meet the operating plan for fiscal year 1998 or any particular quarter.

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

The timing and amount of the Company's product revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter extremely uncertain. Historically, the Company has not maintained a significant level of backlog and, as a result, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. During fiscal year 1997, the Company generally experienced a trend toward higher order receipts toward the end of each month of a quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter than in fiscal year 1996, which makes predicting results more difficult. The timing of closing large product sales or licensing transactions increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results.

Planned operating expenses are normally targeted to planned revenue levels for the period and are incurred ratably throughout the period. If expenses remain relatively fixed, but the Company's revenues are less than planned in any quarter, Network General's operating results would be adversely affected for that quarter. Recently, the Company has experienced a trend toward higher order rates and revenue shipments in the last month of a quarter. These trends make it more difficult to minimize the impact of a revenue shortfall by reducing spending levels. In addition, incurring unplanned expenses could adversely affect operating results for the period in which such expenses are incurred.

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

INTEGRATION OF ACQUIRED COMPANIES. The Company acquired 3DV Technology Inc. ("3DV") and Cinco with the expectations the acquisitions would result in beneficial synergies for the combined operation, including the enhancement of the products offered by the Company's Systems Technology and Analysis Tools Business Units and expansion of the Company's penetration into the entry-level and high-end markets. The enhancement of product offerings requires the successful integration of both technology (key 3DV and Cinco technology with the Company's Total Network Visibility architecture) and personnel (the engineering departments of 3DV and the Company's Systems Technology Business Unit and of the research and development groups of Cinco and the Company's Analysis Tools Business Unit), as well as customer acceptance of the 3DV and Cinco technologies. In addition, the Company intends to continue selling 3DV and Cinco products on a standalone basis for the foreseeable future, the success of which is dependent on the integration of the two companies' sales forces and the training of Network General's direct and indirect sales forces as to the products of the acquired companies. Cinco's NetXRay protocol analyzer provides functionality which is a subset of the functionality provided by Network General's Sniffer family of products. Certain customers of the Company's Sniffer products are also using NetXRay products for different levels of network analysis and the Company expects customers will continue to need and purchase both of these products. There is a risk, however, certain customers may perceive the lower-priced NetXRay products to contain sufficient functionality and decide not to purchase Sniffer products which may have a higher selling price. There can be no assurance the integration of technology, engineering departments or sales organizations will be successful or will not take longer than anticipated or that unit sales and\or selling prices of Sniffer products will not be adversely impacted by sales and\or pricing of NetXRay products.

   CUSTOMER PURCHASE DECISIONS. The products offered by the Company may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are cancelled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any such cancellation or delay could adversely affect the Company's operating results. The Company's revenue level for the quarter ended June 30, 1997 was lower than expected at the beginning of the quarter primarily because of order weakness in Europe. In July 1997, the Company announced it expected the softness in Europe and longer sales cycles domestically to continue for the remainder of calendar year 1997.

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

    INTERNATIONAL SALES AND ACTIVITIES. Revenues derived from Network General's international operations continue to increase in absolute dollars as well as a percentage of total revenues. Europe is one of the Company's key international markets. The Company's selling strategy in Europe continues to transition from indirect to direct selling. Additionally, management believes there has been some weakening in the European market for networking products which was evidenced by the impact of order weakness in Europe on the Company's revenues during the June 1997 quarter. These factors may limit the Company's ability to achieve its growth objectives in Europe in the near term. While most of the Company's sales or license transactions are U.S. dollar denominated, a growing number of transactions,
particularly in Europe, are invoiced in local currency.   The Company has
sales and support offices throughout Europe and, to a lesser extent, the Pacific Rim and Latin American territories. Expenses of the overseas operations are incurred in local currency. Accordingly, Network General has exposure for potential losses in the value of foreign currency transactions relative to the U.S. dollar between the time the transaction is entered on the Company's financial statements and the time the receivable or expense is paid. To minimize the impact of foreign currency fluctuations, the Company maintains a hedging program to cover forecasted foreign currency-based transaction exposures. The current program uses foreign exchange forward contracts and may, in the future, include other means such as foreign currency option contracts. There can be no assurance the Company's hedging program will continue to minimize any adverse impact of foreign currency exchange rate fluctuations. Also, Network General's operations could be adversely affected by other factors associated with international operations such as uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties staffing and managing foreign operations.

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

    INTELLECTUAL PROPERTY. The Company relies on a combination of trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in its products. There can be no assurance these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Network General's products. There has been a trend toward litigation regarding patent and other intellectual property rights in the software industry. Although there are currently no lawsuits pending against the Company regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operation. Any such suit, whether or not having merit, would be costly to the Company in terms of employee time and defense costs and could materially adversely affect Network General and its business, financial condition and results of operations. If an infringement or misappropriation claim is asserted against Network General, the Company may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance such a license will be available on reasonable terms or at all. Failure to obtain a license on commercially reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

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

    SUPPLIER DEPENDENCE. Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its products so as to ensure an available supply of the product for its customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders which could materially adversely affect the Company's results of operations. If the Company's purchase of such components or platforms exceeds demand, the Company could incur losses or other charges in disposing excess inventory, which could also materially adversely affect the Company's operating results.

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

10.8 Amended and Restated 1989 Outside Directors Stock Option Plan and related documentation, which is incorporated by reference to Exhibit
           10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 1996 (the "September 1996 10-Q").

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

10.23 Lease dated July 3, 1996, between the Company and Campbell Avenue Associates, which is incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10.24 Secured Loan Agreement dated October 29, 1996 between the Company and John Richard Stringer, which is incorporated by reference to
           Exhibit 10.21 of the September 1996 Form 10-Q.

10.25      Sixth Amendment to Lease dated November 29, 1996 between the
           Company and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

10.26 Confidential Retirement Agreement and General Release of Claims dated as of December 10, 1996 by and between the Company and Richard H. Lewis, which is incorporated by reference to Exhibit
           10.26 of the Company's Annual Report on Form 10-K for the year ended March 31, 1997 ("1997 Form 10-K").

10.27 Confidential Resignation Agreement and General Release of Claims dated as of January 10, 1997 by and between the Company and Michael H. Kremer, which is incorporated by reference to Exhibit
           10.27 of the 1997 Form 10-K.

10.28      Agreement made as of April 1, 1997 between the Company and David
           M. Carver, which is incorporated by reference to Exhibit
           10.28 of the 1997 Form 10-K.


10.29 Agreement made as of April 1, 1997 between the Company and John R. Stringer, which is incorporated by reference to Exhibit
           10.29 of the 1997 Form 10-K.

27.0       Financial Data Schedule


2) Form 8-K
The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NETWORK GENERAL CORPORATION
                                          (Registrant)



Date:   August 13, 1997           by   /S/ JAMES T. RICHARDSON
                                     ---------------------------------
                                     James T. Richardson
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)