Form 10-Q
period 1997-09-30
NETWORK GENERAL CORPORATION
filed 1997-10-29
CIK 844643

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1997

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

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



      As of September 30, 1997, there were 42,389,485 shares of the Registrant's Common Stock (par value $0.01 per share) outstanding.

                         The exhibit index begins on page 20.

                             NETWORK GENERAL CORPORATION
                                      FORM 10-Q



                                        INDEX


                                                                                                         PAGE
                                                                                                         ----
         Cover Page                                                                                       1

         Index                                                                                            2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations - Three and six months ended
         September 30, 1997 and 1996                                                                      3

         Condensed Consolidated Balance Sheets - September 30, 1997 and March 31, 1997                    4

         Condensed Consolidated Statements of Cash Flows - Six months ended
         September 30, 1997 and 1996                                                                      5

         Notes to Condensed Consolidated Financial Statements (Unaudited) - September 30, 1997          6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          9 - 18

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                               19

Item 4.  Submission of Matters to a Vote of Security Holders                                             19

Item 6.  Exhibits and Reports on Form 8-K                                                              20 - 23

         Signatures                                                                                      24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             NETWORK GENERAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               Three Months Ended             Six Months Ended
                                                                  September 30,                 September 30,
                                                               1997           1996           1997           1996
                                                            ---------      ---------      ---------      ---------
                                                                                  (Unaudited)
Revenues:
    Product                                                 $  48,852      $  43,626      $  91,869      $  84,265
    Services                                                   15,748         11,919         31,054         22,960
                                                            ---------      ---------      ---------      ---------
Total revenues                                                 64,600         55,545        122,923        107,225
                                                            ---------      ---------      ---------      ---------

Cost of Revenues:
    Product                                                    11,961         11,108         22,806         20,769
    Services                                                    5,066          2,999          9,911          6,311
                                                            ---------      ---------      ---------      ---------
Total cost of revenues                                         17,027         14,107         32,717         27,080
                                                            ---------      ---------      ---------      ---------

    Gross margin                                               47,573         41,438         90,206         80,145

Operating Expenses:
    Sales and marketing                                        22,755         17,857         43,645         34,879
    Research and development                                    9,965          7,418         19,385         14,594
    General and administrative                                  4,391          3,630          8,809          7,334
    Acquired in-process research and development
        and other non-recurring charges                        23,688              -         23,688              -
                                                            ---------      ---------      ---------      ---------

Total operating expenses                                       60,799         28,905         95,527         56,807
                                                            ---------      ---------      ---------      ---------

    Income (loss) from operations                             (13,226)        12,533         (5,321)        23,338

Interest and other income, net                                  1,311          1,605          3,893          3,296
                                                            ---------      ---------      ---------      ---------
    Income (loss) before provision for income taxes           (11,915)        14,138         (1,428)        26,634

Provision for income taxes                                      3,944          4,312          7,457          8,123
                                                            ---------      ---------      ---------      ---------
    Net income (loss)                                       $ (15,859)     $   9,826      $  (8,885)     $  18,511
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------

Earnings (loss) per share                                   $   (0.37)     $    0.22      $   (0.21)     $    0.41
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------

Weighted average common and common equivalent
shares outstanding                                             42,526         45,325         42,731         45,735
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK GENERAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             September 30,         March 31,
                                                                 1997                1997
                                                             -------------      -------------
                                                              (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents                                  $    20,799        $    48,778
    Marketable securities                                           78,866             83,661
    Accounts receivable, net                                        43,434             51,461
    Inventories:
         Purchased parts                                             3,004              1,386
         Finished goods                                              3,346              3,921
                                                             -------------      -------------
         Total inventories                                           6,350              5,307
    Prepaid expenses and deferred tax assets                        15,362             14,826
                                                             -------------      -------------
             Total current assets                                  164,811            204,033

Property and Equipment:
    Demonstration and rental equipment                              10,053             10,500
    Office and development equipment                                39,411             34,732
    Leasehold improvements                                           6,321              5,680
                                                             -------------      -------------
                                                                    55,785             50,912
    Less accumulated depreciation and amortization                 (33,381)           (30,035)
                                                             -------------      -------------
    Net property and equipment                                      22,404             20,877

Long-term investments                                               23,138             32,462
Other assets                                                        11,346              5,899
                                                             -------------      -------------
                                                               $   221,699        $   263,271
                                                             -------------      -------------
                                                             -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $     8,957        $    28,173
    Accrued liabilities                                             23,164             20,626
    Deferred revenue                                                31,189             31,216
                                                             -------------      -------------
             Total current liabilities                              63,310             80,015

Long-term deferred revenue and taxes                                 4,801              3,860
Stockholders' Equity:
    Common stock
         Issued-   42,389,485 shares at September 30, 1997
                   43,248,588 shares at March 31, 1997                 424                432
    Additional paid-in capital                                      45,157             62,072
    Retained earnings                                              108,007            116,892
                                                             -------------      -------------
             Total stockholders' equity                            153,588            179,396
                                                             -------------      -------------
                                                               $   221,699        $   263,271
                                                             -------------      -------------
                                                             -------------      -------------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                             NETWORK GENERAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                                 For the Six Months Ended September 30,
                                                                                       1997                 1996
                                                                                    ---------            ---------
                                                                                              (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                          $  (8,885)           $  18,511
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                  7,057                6,093
         Acquired in-process research and development and other
              non-recurring charges                                                    23,688                    -
         Deferred taxes, net                                                           (2,433)                (802)
         Gain on sale of investments                                                     (556)                   -
         Net change in certain assets and liabilities, net of effects of
              acquisitions                                                             10,258              (12,021)
                                                                                    ---------            ---------
              Net cash provided by operating activities                                29,129               11,781

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of held-to-maturity investments                                    (20,622)             (79,858)
         Purchases of available-for-sale investments                                  (39,791)             (24,461)
         Proceeds from maturities of held-to-maturity investments                      35,017               87,917
         Proceeds from sales/maturities of available-for-sale investments              40,546               24,816
         Cash used to purchase 3DV Technology, Inc.                                   (20,000)                   -
         Cash used to purchase Cinco Networks, Inc., net of cash
              acquired                                                                (25,079)                   -
         Net additions to property and equipment                                       (8,413)              (6,218)
                                                                                    ---------            ---------
              Net cash (used in) provided by investing activities                     (38,342)               2,196

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                         4,594                9,644
         Repurchases of common stock                                                  (23,360)             (21,253)
                                                                                    ---------            ---------
              Net cash used in financing activities                                   (18,766)             (11,609)

    Net (decrease) increase in cash and cash equivalents                              (27,979)               2,368

    Cash and cash equivalents at beginning of period                                   48,778               34,180
                                                                                    ---------            ---------
    Cash and cash equivalents at end of period                                      $  20,799            $  36,548
                                                                                    ---------            ---------
                                                                                    ---------            ---------

    Supplemental Disclosure:
         Cash paid during the period for income taxes                               $   7,156            $   8,371



    The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Network General Corporation ("Network General" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended March 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

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

2.  EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are computed using the weighted average number of shares of common stock and, as appropriate, common stock equivalents outstanding during the period. Fully diluted earnings (loss) per share are the same as primary earnings (loss) per share.

3.  RECENTLY ISSUED ACCOUNTING STANDARD
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted by the Company in its third quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. No change is expected for basic loss per share compared to reported primary loss per share for the three months and six months ended September 30, 1997, respectively. For the quarter and six months ended September 30, 1996, basic earnings per share is expected to be $0.01 higher than reported primary earnings per share. No change is expected for diluted earnings
(loss) per share compared to fully diluted earnings (loss) per share for the three months ended September 30, 1997 or for the six months ended September 30, 1997 and 1996. For the quarter ended September 30, 1996, diluted earnings per share is expected to be $0.01 higher than fully diluted earnings per share.

4.  ACQUISITION OF CINCO NETWORKS, INC.

On August 5, 1997, the Company acquired all of the outstanding common stock of Cinco Networks, Inc. ("Cinco") for cash consideration of $26.3 million. Cinco is a three year-old Pleasanton, California-based developer and provider of entry-level network analysis products. In addition, the purchase agreement provides for contingent payments aggregating up to $13.0 million to be paid, in part, after the first and second year following the acquisition based on the achievement of certain performance milestones, including product development milestones and revenue levels. The contingent payments are automatically forfeited if employment terminates for specified reasons before the end of the respective earn-out periods and, accordingly, will be accounted for as compensation expense. The compensation expense will be recognized in the periods such payments are earned and become probable based on the achievement of such milestones. The Company accounted for the transaction as a purchase and, accordingly, has reflected the results of Cinco in its consolidated financial statements since the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent valuation. The fair value of tangible assets acquired was $1.9 million and liabilities assumed was $1.9 million. In addition, $23.0 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of acquisition. The remainder of the purchase price was allocated to goodwill and will be amortized over six years.

Cinco's in-process research and development projects relate primarily to the development of significant enhancements and expansion of their current entry-level network analysis offering as well as the planned development of various derivative products. These new offerings, if successfully completed, will integrate portions of both Cinco's current and in-process entry-level technologies and the Company's high-end network management solution. The efforts to complete the acquired in-process projects will primarily consist of internally-staffed engineering costs over the next two years, which are expected to cost in excess of $8 million.

The following table reflects the unaudited pro forma combined results of operations of the Company and Cinco on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                         Six Months Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   September 30,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
Revenues                                             $ 125,560      $ 110,240
Net income (loss)                                       (9,515)        19,018
Earnings (loss) per share                            $   (0.22)     $    0.42
Shares used in computation                              42,731         45,735


5.  SUBSEQUENT EVENT

The Company and McAfee Associates, Inc. ("McAfee") have entered into an Agreement and Plan of Reorganization, dated as of October 13, 1997 as amended by the First Amendment dated October 22, 1997 (the "Reorganization Agreement"), among the Company, McAfee and a wholly-owned subsidiary of McAfee (the "Merger Sub"). Pursuant to the Reorganization Agreement, Merger Sub will merge with and into the Company, the Company will continue as the surviving corporation and will become a wholly-owned subsidiary of McAfee, and each outstanding share of Common Stock of the Company, $0.01 par value, will be converted into 0.4167 of a share (the "Exchange Ratio") of the common stock of McAfee (all such actions collectively, the "Merger"). In addition, subject to the approval of McAfee stockholders and the consummation of the Merger, the corporate name of McAfee will be changed to "Network Associates, Inc." (the "Combined Company"). All outstanding options to purchase Network General common stock will be assumed by McAfee and will become options to purchase shares of the Combined Company's common stock. The transaction is intended to be accounted for as a pooling of interests and qualify as a tax-free reorganization. The Merger has been approved by the Boards of Directors of the Company and McAfee, but is still subject to regulatory review and approval, stockholder approval and other conditions to closing. A joint proxy statement and McAfee prospectus will be delivered to the stockholders of McAfee and the Company in connection with the special meetings of stockholders of those companies to, among other matters, vote on the Merger and the issuance of McAfee shares pursuant thereto.

Pursuant to Section 7.3 of the Reorganization Agreement, the Reorganization Agreement may be terminated by either party under certain circumstances. Each of Network General and McAfee has agreed that if the Merger is not consummated as a result of certain specified events (involving, in general, a change in Board support for the Merger and/or an alternative transaction), it will pay to the other party a termination fee of $30.0 million. Payment of the fees described in this paragraph shall not be in lieu of damages incurred in the event of material and willful breach of the Reorganization Agreement.

If the Merger is not consummated, expenses incurred in connection with the proposed combination (including the possible "break-up" fees described above) could have a material adverse effect on the Company's results of operations.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1997 increased 16% to $64.6 million compared to revenues of $55.5 million for the quarter ended September 30, 1996. Revenues for the six months ended September 30, 1997 increased 15% to $122.9 million compared to revenues of $107.2 million for the six months ended September 30, 1996. Revenue growth was attributable to continued acceptance of the Company's tool and system products and services offerings, as well as expansion into indirect channels and international markets.

Domestic revenues increased 14% to $48.3 million for the quarter ended September 30, 1997 compared to $42.4 million for the quarter ended September 30, 1996. Domestic revenues increased 13% to $91.6 million for the six months ended September 30, 1997 compared to $81.3 million for the six months ended September 30, 1996. International revenues increased 24% to $16.3 million for the quarter ended September 30, 1997 compared to $13.2 million for the same period in 1996. International revenues increased 21% to $31.3 million for the six months ended September 30, 1997 compared to $25.9 million for the six months ended September 30, 1996. European revenues grew 33% and 29% for the quarter and six months ended September 30, 1997, respectively, compared to the same periods in fiscal year 1997, as a result of the Company's European sales strategy involving both direct and indirect sales channels. Pacific Rim, Latin American and Canadian revenues increased 18% and 16% for the quarter and six months ended September 30, 1997, respectively, compared to the same periods in fiscal year 1997, due to increased sales volumes by the Company's exclusive partner in Japan and increased Canadian sales.

                                   Three Months Ended      Six Months Ended
                                      September 30,          September 30,
                                  --------------------    --------------------
                                             (Dollars in thousands)

SOURCES OF REVENUES                 1997        1996        1997        1996
                                  --------    --------    --------    --------
Tool products (1)                 $ 30,000    $ 28,092    $ 56,904    $ 55,128
System products (2)                 18,852      15,534      34,965      29,137
                                  --------    --------    --------    --------
     Subtotal product revenues      48,852      43,626      91,869      84,265
Services (3)                        15,748      11,919      31,054      22,960
                                  --------    --------    --------    --------
Total revenues                    $ 64,600    $ 55,545    $122,923    $107,225
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

PERCENTAGES OF REVENUES
Tool products                          47%         51%         46%         52%
System products                        29%         28%         29%         27%
                                  --------    --------    --------    --------
     Subtotal product revenues         76%         79%         75%         79%
Services                               24%         21%         25%         21%
                                  --------    --------    --------    --------
Total revenues                        100%        100%        100%        100%
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

(1) Tool products revenues were derived principally from sales of the Sniffer-Registered Trademark- Network Analyzer ("Sniffer") local area network (LAN) analysis products, wide area network (WAN) analysis products and the NetXRay-Registered Trademark- analysis products. In addition, the Company derived tool products revenues from the resale of third party products, including Ganymede Software, Inc.'s Chariot network performance test tools.

(2) System products revenues were derived principally from the Distributed Sniffer System-Registered Trademark- analysis products. In addition, the Company derived system products revenues from its Service Level Manager monitoring products and the 3DV Proactive Management (PM) analysis products, as well as third party remote monitoring products.

(3) Services revenues include first-year warranty revenues as defined by Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION" and revenues from Sniffer product rentals, software support, maintenance contracts and education and consulting services.

The Company's tool products revenues were $30.0 million for the quarter ended September 30, 1997, a 7% increase compared to $28.1 million for the quarter ended September 30, 1996. Tool products revenues were $56.9 million for the six months ended September 30, 1997, a 3% increase compared to $55.1 million for the six months ended September 30, 1996. The increases were due to higher Sniffer Network Analyzer ("Sniffer") and NetXRay product sales as well as increased sales of third party products. Revenues from Sniffer product sales accounted for substantially all of the Company's tool products revenues in both the three and six month periods ended September 30, 1997 and 1996, respectively.

Revenues for the quarter ended September 30, 1997 included $18.9 million of system products revenues, a 21% increase compared to $15.5 million for the quarter ended September 30, 1996. For the six months ended September 30, 1997, system products revenues were $35.0 million, a 20% increase compared to $29.1 million for the six months ended September 30, 1996. The Distributed Sniffer System analysis products accounted for a majority of these increases and the majority of the Company's system products revenues in both the three and six month periods ended September 30, 1997 and 1996, respectively. Sales of third party products also contributed to the increases in systems revenues.

Services revenues include revenues from software support, maintenance contracts and education and consulting services, as well as those revenues from the first-year warranty period of customer support which have been deferred and recognized in accordance with SOP 91-1, "SOFTWARE REVENUE RECOGNITION." For the quarter ended September 30, 1997, services revenues increased 32% to $15.7 million compared to $11.9 million for the quarter ended September 30, 1996. For the six months ended September 30, 1997, services revenues increased 35% to $31.1 million compared to $23.0 million for the six months ended September 30, 1996. The increases in services revenues resulted from growth in all categories of services revenues, but principally due to the growth of the installed customer base and the resulting renewal of maintenance contracts. In addition, the Company experienced increased demand for its education and consulting services.

Cost of revenues consists of manufacturing costs, cost of services, royalties and warranty expenses. Gross margin as a percentage of revenues decreased to 74% for the quarter ended September 30, 1997 from 75% for the quarter ended September 30, 1996. For the six months ended September 30, 1997, gross margin decreased to 73% compared to 75% for the six months ended September 30, 1996. These decreases resulted from higher growth in services revenues which have historically lower gross margins than the Company's products and changes in the mix of products sold (increased sales of third party products which have a higher cost of revenue than the Company's own products).

Sales and marketing expenses increased 27% to $22.8 million for the quarter ended September 30, 1997, compared to $17.9 million for the same period in fiscal year 1997. For the six months ended September 30, 1997, sales and marketing expenses increased 25% to $43.6 million compared to $34.9 million for the six months ended September 30, 1996. These increases were due primarily to increases in staffing, sales programs and commission expenses required to support increased sales volumes. As a percentage of revenues, sales and marketing expenses increased to 35% for the quarter ended September 30, 1997 compared to 32% for the quarter ended September 30, 1996 and 36% for the six months ended September 30, 1997 compared to 33% for the six months ended September 30, 1996. These increases are primarily due to revenues being lower than anticipated, resulting in higher expenses relative to revenues.

Research and development expenses increased 34% to $10.0 million for the quarter ended September 30, 1997 compared to $7.4 million for the quarter ended September 30, 1996. For the six months ended September 30, 1997, research and development expenses increased 33% to $19.4 million compared to $14.6 million for the same period in fiscal year 1997. These increases in spending were the result of increased staffing and equipment expense to support the development of new products expected to be released in the second half of fiscal year 1998 and beyond. As a percentage of revenues, research and development expenses increased to 15% for the quarter ended September 30, 1997 compared to 13% for the quarter ended September 30, 1996 and 16% for the six months ended September 30, 1997 compared to 14% for the six months ended September 30, 1996.

General and administrative expenses for the quarter ended September 30, 1997 increased 21% to $4.4 million compared to $3.6 million for the quarter ended September 30, 1996. For the six months ended September 30, 1997, general and administrative expenses increased 20% to $8.8 million compared to $7.3 million for the six months ended September 30, 1996. These increases in general and administrative expenses were primarily due to increased staffing and related expenses to support operations. General and administrative expenses as a percentage of revenues were 7% for the three and six months ended September 30, 1997 and 1996, respectively.

Acquired in-process research and development and other non-recurring charges were $23.7 million for the quarter and six months ended September 30, 1997. Acquired in-process research and development charges of $23.0 million reflect the value of development projects in process at the time of the acquisition of Cinco Networks, Inc. ("Cinco") and were charged to operations on August 5, 1997, the effective date of the acquisition. The amount allocated to acquired in-process research and development related to projects which had not reached technological feasibility and had no probable alternative future uses. (See
Note 4 of Notes to Consolidated Financial Statements (Unaudited)). Other non-recurring charges for the three and six months ended September 30, 1997 include $0.7 million associated with management reorganizations and relocations, as well as office relocations in connection with the Cinco acquisition. There were no acquired in-process research and development charges or other non-recurring charges for the three and six months ended September 30, 1996.

Interest and other income, net decreased to $1.3 million for the quarter ended September 30, 1997 compared to $1.6 million for the quarter ended September 30, 1996. For the six months ended

September 30, 1997, interest and other income, net increased to $3.9 million compared to $3.3 million for the six months ended September 30, 1996. The decrease in interest and other income, net for the quarter ended September 30, 1997 was the result of lower invested cash balances due to payments made for the acquisition of 3DV Technology, Inc. ("3DV") on March 31, 1997 and Cinco on August 5, 1997. The increase in interest and other income, net for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 was primarily the result of gains on the sale of investments.

Excluding the impact of the Cinco acquisition, the provision for income taxes was 33.5% for the quarter and six months ended September 30, 1997, compared to 30.5% for the three and six months ended September 30, 1996. Substantially all of the Company's operating loss carryforwards were utilized at the end of fiscal year 1997, resulting in a higher tax rate in fiscal year 1998.

Earnings (loss) per share for the quarter ended September 30, 1997 was a loss of $0.37 per share compared to earnings of $0.22 per share for the same period in fiscal year 1997. For the six months ended September 30, 1997, earnings (loss) per share was a loss of $0.21 per share compared to earnings per share of $0.41 for the six months ended September 30, 1996. Excluding one-time charges of $23.7 million, earnings per share would have been $0.18 and $0.34 for the quarter and six months ended September 30, 1997, respectively. Excluding the one-time charge, the decrease in earnings per share for the quarter and six months ended September 30, 1997 was due to higher operating expenses relative to the increased revenues and gross margin dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, marketable securities and long-term investments decreased by $42.1 million during the six months ended September 30, 1997 to $122.8 million from $164.9 million at March 31, 1997. This decrease resulted primarily from: the $20.0 million payment in April 1997 for the 3DV acquisition; the $25.1 million (net of cash acquired) payment for the Cinco acquisition in August 1997; and $23.4 million in common stock repurchases. These decreases were partially offset by $29.1 million of cash provided by operating activities.

The net cash provided by operating activities was $29.1 million for the six months ended September 30, 1997 compared to net cash provided by operating activities of $11.8 million for the six months ended September 30, 1996. For the period ended September 30, 1997, the primary source of these funds was income from operations, adjusted for the write-off of acquired in-process research and development related to the acquisition of Cinco and other non-recurring charges, depreciation and amortization and net changes in certain assets and liabilities, offset by increased deferred taxes, net and the gain on the sale of investments. For the same period in fiscal year 1997, the source of these funds was net income adjusted for depreciation and amortization, offset by net changes (uses) in certain assets and liabilities.

The net cash used in investing activities was $38.3 million for the six months ended September 30, 1997 compared to net cash provided by investing activities of $2.2 million for the six months ended September 30, 1996. Net cash used in investing activities during the first six months of fiscal year 1998 reflects the payment of $20.0 million for the March 31, 1997 acquisition of 3DV, $25.1 million (net of cash acquired) for the acquisition of Cinco in August 1997, purchases of investments and net additions to property and equipment, offset by proceeds from sales/maturities of investments. Net cash provided by investing activities during the first six months of fiscal year 1997 reflects proceeds from sales/maturities of held-to-maturity and available-for-sale investments, net of property and equipment and investment purchases.

The net cash used in financing activities was $18.8 million for the six months ended September 30, 1997 and $11.6 million for the six months ended September 30, 1996. During the first six months of fiscal year 1998, repurchases of common stock totaled $23.4 million, offset by proceeds of $4.6 million from the issuance of common stock under the Company's stock option plans. Net cash used in financing activities during the first six months of fiscal year 1997 reflects stock repurchases totaling $21.3 million, offset by proceeds of $9.6 million from stock issuances under the Company's stock option plans.

The Company currently has no outstanding bank borrowings or any established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.

SUBSEQUENT EVENT

The Company and McAfee Associates, Inc. ("McAfee") have entered into an Agreement and Plan of Reorganization, dated as of October 13, 1997 as amended by the First Amendment dated October 22, 1997 (the "Reorganization Agreement"), among the Company, McAfee and a wholly-owned subsidiary of McAfee (the "Merger Sub"). Pursuant to the Reorganization Agreement, Merger Sub will merge with and into the Company, the Company will continue as the surviving corporation and will become a wholly-owned subsidiary of McAfee, and each outstanding share of Common Stock of the Company, $0.01 par value, will be converted into 0.4167 of a share (the "Exchange Ratio") of the common stock of McAfee (all such actions collectively, the "Merger"). In addition, subject to the approval of McAfee stockholders and the consummation of the Merger, the corporate name of McAfee will be changed to "Network Associates, Inc." (the "Combined Company"). All outstanding options to purchase Network General common stock will be assumed by McAfee and will become options to purchase shares of the Combined Company's common stock. The transaction is intended to be accounted for as a pooling of interests and qualify as a tax-free reorganization. The Merger has been approved by the Boards of Directors of the Company and McAfee, but is still subject to regulatory review and approval, stockholder approval and other conditions to closing. A joint proxy statement and McAfee prospectus will be delivered to the stockholders of McAfee and the Company in connection with the special meetings of stockholders of those companies to, among other matters, vote on the Merger and the issuance of McAfee shares pursuant thereto.

Pursuant to Section 7.3 of the Reorganization Agreement, the Reorganization Agreement may be terminated by either party under certain circumstances. Each of Network General and McAfee has agreed that if the Merger is not consummated as a result of certain specified events (involving, in general, a change in Board support for the Merger and/or alternative transaction), it will pay to the other party a termination fee of $30.0 million. Payment of the fees described in this paragraph shall not be in lieu of damages incurred in the event of material and willful breach of the Reorganization Agreement.

If the Merger is not consummated, expenses incurred in connection with the proposed combination (including the possible "break-up" fees described above) could have a material adverse effect on the Company's results of operations.

BUSINESS RISKS

The following is a summary of risks affecting the business and results of operations of Network General Corporation ("Network General") and should be read in conjunction with the description of the Company's business contained in the Company's Form 10-K for the year ended March 31, 1997 (the "1997 10-K") and in other documents filed by the Company with the Securities and Exchange Commission.

    ANNOUNCEMENT OF THE PROPOSED BUSINESS COMBINATION WITH MCAFEE. Various risks related to the announcement of the proposed Merger with McAfee could have a material adverse effect on the Company's business, operating results and financial condition. Among other things, there can be no assurance customers of the Company will continue their current or historical buying patterns without regard to the proposed Merger, or that certain customers will not defer purchasing decisions as they evaluate, among other things, the proposed Merger, or that certain existing and prospective customers will not decide to purchase products from the Company's competitors instead of purchasing the Company's products. The Company's continued success depends to a significant degree upon the continuing contribution of key employees in management, development, sales, technical support and administration. Existing employees are likely to have uncertainty as to their future roles in the Combined Company. Persons being recruited for positions in the Company may have similar uncertainty and defer or reverse decisions to become employed by the Company. In addition, competitors of the Company may use this uncertainty to attempt to recruit such employees or prospective employees and make it more difficult for the Company to retain and attract key employees. In addition, the Company expects to incur significant expenses in connection with the proposed Merger, whether or not it is consummated. If the Merger is not consummated, such expenses, which may include the "break-up" fees described under "Subsequent Events" above, could have a material adverse effect on the Company's results of operations.

If the proposed Merger occurs, each share of the Company's common stock outstanding at the time of the Merger will be converted into the right to receive 0.4167 of a share (the "Exchange Ratio") of McAfee common stock. Because the Exchange Ratio is fixed, it will not increase or decrease due to fluctuations in the market price of either McAfee or the Company's common stock. However, because the Exchange Ratio is fixed, the market price of the Company's common stock will likely move in the same general direction as does McAfee's stock prior to the effective time of the Merger. If the market price of McAfee common stock decreases or increases prior to the effective time of the Merger, the market value of the McAfee common stock to be received by Company stockholders at the effective time of the proposed Merger would correspondingly decrease or increase.

    FLUCTUATIONS IN PERIODIC RESULTS. The Company's operating results can vary substantially from period to period. Causes of such fluctuations may include the volume and timing of new orders, renewals of support agreements, the introduction of new products, changes in product prices, changes in product mix, seasonality, trends in the computer and networking industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

The Company had a slower growth rate for the first half of fiscal year 1998 than experienced for the same period of fiscal year 1997. Management believes the lower growth rate was due to a number of factors including lower order growth rates than experienced in recent prior periods due principally to order weakness in Europe during the first fiscal quarter and longer sales cycles domestically, increased staffing in the Company's research and development, direct sales and service organizations, anticipated decreases in investment balances, the dilutive effect of 3DV and Cinco operations and a higher planned tax rate. The Company currently expects to achieve sequential quarterly revenue growth during the remainder of calendar year 1997, unless customers defer purchase decisions pending the consummation of the proposed Merger. There can be no assurance the Company's actual results will meet the operating plan for fiscal year 1998 or any particular quarter.

Over the last two fiscal years, gross margin as a percentage of revenue declined from 77% to 74% due principally to three factors: increased sales of third party products which generally have lower gross margins for the Company; increased revenue attributable to services which have a high labor cost and thus lower gross margin than the Company's product sales; and increased pressure to reduce prices or grant higher price discounts. The Company has been successful in offsetting these declines in gross margin by controlling operating expenses. If the Company is unable to continue to offset future gross margin declines, if any, by continued control of operating expenses, the Company's operating results could be materially adversely affected.

The timing and amount of the Company's product revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter extremely difficult. Historically, the Company has not maintained a significant level of backlog and, as a result, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. During fiscal year 1998, the Company generally experienced a trend toward higher order receipts toward the end of each quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter than in fiscal year 1997, which makes predicting results more difficult. The timing of closing large product sales or licensing transactions increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results.

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

    INTEGRATION OF ACQUIRED COMPANIES. The Company acquired 3DV and Cinco with the expectations the acquisitions would result in beneficial synergies for the combined operation, including the enhancement of the products offered by the Company's Systems Technology and Analysis Tools Business Units and expansion of the Company's penetration into the entry-level and high-end markets. The enhancement of product offerings requires the successful integration of key 3DV and Cinco technology with the Company's Total Network Visibility architecture and of personnel (the engineering departments of 3DV and the Company's Systems Technology Business Unit and of the research and development groups of Cinco and the Company's Analysis Tools Business Unit), as well as customer acceptance of the 3DV and Cinco technologies. In addition, the Company intends to continue selling 3DV and Cinco products on a standalone basis for the foreseeable future, the success of which is dependent on the integration of the two companies' sales forces and the training of Network General's direct and indirect sales forces as to the products of the acquired companies. Cinco's NetXRay protocol analyzer provides functionality which is a subset of the functionality provided by Network General's Sniffer family of products. Certain customers of the Company's Sniffer products are also using NetXRay products for different levels of network analysis and the Company expects customers will continue to need and purchase both of these products. There is a risk, however, certain customers may perceive the lower-priced NetXRay products to contain sufficient functionality and decide not to purchase Sniffer products which may have a higher selling price. There can be no assurance the integration of technology, engineering departments or sales organizations will be successful or will not take longer than anticipated or that unit sales and\or selling prices of Sniffer products will not be adversely impacted by sales and\or pricing of NetXRay products.

    CUSTOMER PURCHASE DECISIONS. The products offered by the Company may be considered capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are cancelled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. In addition, customers may elect to delay decisions to buy the Company's products because of the announcement of the proposed Merger with McAfee. Any such cancellation or delay could adversely affect the Company's operating results.

    DEPENDENCE ON REVENUE FROM FLAGSHIP PRODUCTS. The Company derives the majority of its net revenue from its Sniffer Network Analyzer and Distributed Sniffer System lines of network fault and performance management products.
These products are expected to continue to account for a significant portion of the Company's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, these network management products as a result of competition, technological change, the inclusion of network management analysis functionality in operating system or other software or otherwise, or a maturation in the respective markets for these products could have a material adverse effect on the Company's business, financial condition and results of operations.

    PRODUCT DEVELOPMENT. Network General's long-term success will depend on its ability to enhance its product offerings and to introduce new products on a timely and cost-effective basis which meet the needs of its current and future customers. The Company remains committed to adding new technologies and products through continued investments in research and development and through strategic acquisitions. During fiscal year 1997, the Company announced its Total Network Visibility open application architecture intended to provide enterprise-wide management of complex heterogeneous client-server environments. The success of the architecture is dependent on the development of applications to help manage key areas of interest for users and customer acceptance of those applications. However, there can be no assurance Network General will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Network General has, from time to time, experienced delays in introducing new products. The Company believes such delays have not been materially harmful to the Company's business or reputation. There can be no assurance Network General will not experience delays in connection with its current or future product development activities (including Network General's recently announced CyberCop network security program). Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

    INTERNATIONAL SALES AND ACTIVITIES.  Revenues derived from Network
General's international operations continue to increase in absolute dollars. Such international revenue accounted for 27% and 26% for fiscal 1997 and for the six months ended September 30, 1997, respectively. The Company's selling strategy in Europe continues to transition from indirect to direct selling, while the Company's selling efforts in the Middle East, Africa, the Pacific Rim and Asia remain largely indirect (i.e. through independent distributors). Additionally, the Company's results were negatively impacted by some weakening in the European market for networking products during the quarter ended June 30, 1997. These factors may limit the Company's ability to achieve its growth objectives in Europe in the near term. While most of the Company's sales or license transactions are U.S. dollar denominated, a growing number of
transactions, particularly in Europe, are invoiced in local currency.   The
Company has sales and support offices throughout Europe and, to a lesser extent, the Pacific Rim and Latin American territories. Expenses of the overseas operations are incurred in local currency. Accordingly, Network General has exposure for potential losses in the value of foreign currency transactions relative to the U.S. dollar between the time the transaction is entered on the Company's financial statements and the time the receivable or expense is paid. To minimize the impact of foreign currency fluctuations, the Company maintains a hedging program to cover foreign currency-based transaction exposures. The current program uses foreign exchange forward contracts and may, in the future, include other means such as foreign currency option contracts. There can be no assurance the Company's hedging program will continue to minimize any adverse impact of foreign currency exchange rate fluctuations. Also, Network General's operations could be adversely affected by other factors associated with international operations such as uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties staffing and managing foreign operations.

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

    RETENTION OF KEY PERSONNEL. The Company's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting,
technical, marketing and management personnel.   Network General competes for
engineers for its development organizations principally in California's Silicon Valley and in Oregon against companies with far greater resources and broader focus in the networking industry. It vies for all of its personnel with other members of the networking product industry, where competition for such personnel is intense and is expected to remain so for the foreseeable future. These recruitment and retention efforts may be adversely affected by the announcement of the proposed Merger with McAfee. Failure to retain and grow its key employee population could adversely affect Network General's business and operating results.

    IMPORTANCE OF MICROSOFT. Microsoft's Windows operating system has gained widespread market acceptance and is currently the dominant computer operating system. While the Company's current product offerings serve multiple operating environments, the Company expects to emphasize the compatibility of its future product offerings with Windows, Windows 95 or Windows NT as their operating environments. The Company's flagship Sniffer Network Analyzer and Distributed Sniffer System products do not currently operate under the Windows environment; however, the Company sells the NetXRay Windows-based network analyzer developed by Cinco. In addition, Network General intends that its next generation of Sniffer products will operate in the Windows environment. Network General's ability to offer future network management products running under Windows, Windows 95 or Windows NT will be dependent on its ability to develop and expand its expertise in these operating systems. Because the Company expects a significant portion of its revenue to be derived from sales of products operating under a Windows operating system, sales of such products would be materially and adversely affected by market developments which are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, the Company's ability to develop products using the Windows operating environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance.

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


    VOLATILITY OF STOCK PRICE. The trading price of the Company's common stock has historically been and is expected to be subject to wide fluctuations in response to quarterly variations in financial performance, shortfalls in revenue or earnings from levels forecast by securities analysis, changes in estimates by such analysts, market conditions in the computer software, hardware or networking industries, announcements of extraordinary events such as acquisitions or litigation or general economic conditions. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology and emerging growth companies, often unrelated to the operating performance of the specific companies. There can be no assurance such fluctuations in price of the common stock of the Company will not continue in the future.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe any such proceedings presently pending will have a material adverse effect on the Company's financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on August 8, 1997. The matters presented to the stockholders in connection with that meeting and the vote on those matters were as follows:

    (a) Election of three Class I Directors to hold office for three-year terms expiring with the annual meeting of stockholders in the year 2000:

         Charles J. Abbe               Shares voted in favor:     37,072,140
                                       Shares withheld:              211,444

         Howard Frank                  Shares voted in favor:     37,072,680
                                       Shares withheld:              210,904

         Harry J. Saal                 Shares voted in favor:     37,071,079
                                       Shares withheld:              212,505

    (b) Amendment of the Company's 1989 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,500,000:

              Shares voted in favor:   21,915,633
              Shares voted against:    15,217,779
              Shares abstained:            64,385
              Broker non-votes:            85,787

    (c) Amendment of the Company's 1989 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 500,000:

              Shares voted in favor:   35,407,010
              Shares voted against:     1,737,691
              Shares abstained:            53,096
              Broker non-votes:            85,787

    (d) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year:

              Shares voted in favor:   37,230,120
              Shares voted against:        22,959
              Shares abstained:            30,505

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

1) Exhibits

Exhibit
Number                  Exhibit Title
------                   -------------

2.1 Agreement and Plan of Reorganization dated October 13, 1997, as amended by First Amendment dated as of October 22, 1997, (the "Reorganization Agreement") among McAfee Associates, Inc., Mystery Acquisition Corp., a wholly-owned subsidiary of McAfee, and the Company. (This agreement contains a list identifying all omitted exhibits. The Company agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.)

2.2 Form of Network General Corporation Voting Agreement between McAfee Associates, Inc. and affiliates of the Company entered into pursuant to, and included as Exhibit A-1 to, the Reorganization Agreement.

2.3 Form of McAfee Associates, Inc. Voting Agreement between Network General Corporation and affiliates of McAfee Associates, Inc. entered into pursuant to, and included as Exhibit A-2 to, the Reorganization Agreement.

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

10.20 Network General Corporation 1989 Stock Option Plan, as amended August 8, 1997, and related documentation which is incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-34955) (the "1997 S-8").

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

10.30 Cinco Networks, Inc. 1997 Stock Option Plan and related documentation, which are incorporated by reference to Exhibit 99.3 of the 1997 S-8.

27.0                    Financial Data Schedule




2) Form 8-K
A Form 8-K was filed on August 20, 1997 for the acquisition by Network General Corporation of all the outstanding capital stock of Cinco Networks, Inc.

A Form 8-K was filed on October 21, 1997 for the announcement that Network General Corporation executed an Agreement and Plan of Reorganization with McAfee Associates, Inc. (See Note 5-Subsequent Event of Notes to
Consolidated Financial Statements (Unaudited)).

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NETWORK GENERAL CORPORATION
                                         (Registrant)



Date:  October 29, 1997           by  /s/ JAMES T. RICHARDSON
       ----------------             --------------------------

                                  James T. Richardson
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date:  October 29, 1997           by  /s/ MICHAEL M. CULLY
       ----------------             --------------------------

                                  Michael M. Cully
                                  Vice President and Controller
                                  (Principal Accounting Officer)